Form 10-Q
period 2008-03-31
CURRENT TECHNOLOGY CORP
filed 2008-05-20
CIK 883907

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 000-19846

Current Technology Corporation

(Exact name of registrant as specified in its charter)

Canada	__N/A_____
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

800 West Pender Street, Suite 1430

Vancouver, B.C., Canada V6C 2V6

(Address of principal executive offices, including zip code)

Registrant’s telephone number: (604) 684-2727

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐    Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of May 13, 2008, there were 131,790,653 shares of the Registrant’s no par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding

CURRENT TECHNOLOGY CORPORATION

QUARTERLY REPORTON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            PAGE

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008

    3

Consolidated Statements of Operations for the three months period ended

March 31, 2008 and March 31, 2007

4

Consolidated Statements of Cash Flow for the three months period ended

March 31, 2008 and March 31, 2007

        6

Condensed Notes to Consolidated Financial Statements

7

[The balance of this page has been intentionally left blank.]

2

CURRENT TECHNOLOGY CORPORATION

(Incorporated under the Canada Business Corporations Act)

Consolidated Balance Sheet

March 31, 2008 and December 31, 2007

(United States Dollars)

Assets	Unaudited March 31, 2008	December 31, 2007
Current:
Cash and cash equivalents	$63,558	$33,498
Accounts receivable	2,690	27,617
Inventory	61,920	61,920
Prepaid expenses	15,363	17,926
Subscription receivable	500,000	49,412
Total current assets	643,531	190,373

Investment (Note 8, 17)	2,508,836	-
		-

Total Assets	$3,152,367	$190,373

Liabilities and Stockholders’ Equity and (Deficiency)
Current:
Accounts payable and accrued liabilities	$397,884	$346,943
Total current liabilities	397,884	346,943

Convertible promissory note (Note 7)	1,163,132	1,121,489
Total liabilities	1,561,016	468,432

Stockholders’ Equity and (Deficiency):
Subscription liability (Note 9)	178,230	27,898
Common shares without par value (Note 9)	27,847,959	25,787,959
Additional paid-in capital (Note 10)	3,228,908	1,865,581
Accumulated deficit	(29,350,391)	(28,660,295)
Accumulated other comprehensive income	(313,355)	(299,202)
Total stockholders’ equity and (deficiency)	1,591,351	(1,278,059)
Total Liabilities and Stockholders’ Equity and (Deficiency)	$3,152,367	$190,373

Going Concern (Note 3 )
Commitments (Note16)
Subsequent Events (Note17)
Approved by Directors: __ “Robert Kramer” ________ __ “George Chen”_________

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Consolidated Statement of Operations and Deficit

For the three months ended March 31

(Unaudited- prepared by management)

 (United States Dollars)

	Three months ended March 31,
	2008	2007
Revenue	$11,612	$92,900
Cost of sales	10,038	81,634
	1,574	11,266

Selling, General and Administrative Costs and Expenses
General & Administrative	65,631	37,754
Salaries & wages	344,618	95,276
Legal, auditing and filing fees	50,920	46,996
Consulting	70,400	17,220
Corporate Communications	79,985	21,050
Foreign Exchange (Recovery)	(5,800)	(13,963)
Total Selling, General and Administrative Costs and Expenses	605,754	204,333
Loss before other items	(604,180)	(193,067)
Other Items:
Interest on convertible promissory note	28,293	24,901
Investment loss	57,623	-
	85,916	24,901
Net Loss	$(690,096)	$(217,968)
Deficit, beginning	(28,660,295)	(27,112,143)
Deficit, ending,	$(29,350,391)	$(27,330,111)

Basic and fully diluted net loss per share	$(0.0057)	$(0.0027)
Weighted average shares outstanding	121,578,045	81,002,131
The per share effect in the change in accounting policy	$(0.0057)	$(0.0027)

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Consolidated Statement of Stockholders’ Equity and (Deficiency)

For the Three Months Period Ended March 31, 2008

(United States Dollars)

	Common	Shares	Additional Paid in Capital	Accumulated deficit	Subscription Liabilities	Accumulated other comprehensive loss	Total stockholder’s equity (deficiency)
	Number	Amount				(Restatement)

Balance –December 31, 2006	80,872,023	$24,649,659	$1,235,712	$(27,112,143)	$84,140	$(136,989)	$(1,279,621)

Issue of common shares	23,020,000	1,138,300	-	-	-	-	1,138,300
Subscription Liabilities	-	-	-	-	(56,242)	-	(56,242)
Foreign currency translation adjustment	-	-	-	-	-	(162,213)	(162,213)
Issue of warrants	-	-	209,011	-	-	-	209,011
Stock based compensation	-	-	420,858	-	-	-	420,858
Net loss for the year	-	-	-	(1,548,152)	-	(1,548,152)	(1,548,152)
Comprehensive Loss	-	-	-	-	-	(1,710,365)	-

Balance –December 31, 2007	103,892,023	$25,787,959	$1,865,581	$(28,660,295)	$27,898	$(299,202)	$(1,278,059)

Issue of common shares	20,600,000	2,060,000	-	-	-	-	2,060,000
Subscription Liabilities	-	-	-	-	150,332	-	150,332
Foreign currency translation adjustment	-	-	-	-	-	(14,153)	(14,153)
Stock based compensation	-	-	1,363,327	-	-	-	1,363,327
Net loss for the year	-	-	-	(690,096)	-	(690,096)	(690,096)
Comprehensive Loss	-	-	-	-	-	(704,249)	-

Balance – March 31, 2008 (unaudited)	124,492,023	$27,847,959	$3,228,908	$(29,350,391)	$178,230	$(313,355)	$1,591,351

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Consolidated Statement of Cash Flows

For the three months ended March 31

(Unaudited- prepared by management)

 (United States Dollars)

	2008	2007
Operating Activities:
Net Loss	$(690,096)	$(217,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Professional Fees accrual	25,000	-
Bad debt expense	10,250	-
Stock based compensation	314,027	-
Shares issued for services provided	60,000	7,470
Interest on promissory note	28,293	24,901
Loss from Equity investment	57,623	-
Exchange adjustment	(471)	(11,529)
Changes in operating assets and liabilities-
(Increase) Decrease in accounts receivable	14,675	-
(Increase) Decrease in inventory	-	(16,676)
(Increase) Decrease in prepaid expenses	2,563	75,287
(Increase) Decrease in subscription receivable	49,412	-
Increase (Decrease) in accounts payable	25,943	(87,939)
Increase (Decrease) in unearned revenue		219
Net cash used in operating activities	(102,781)	(226,235)
Cash flows from investing activities
Investment in Celevoke	(1,517,159)	-
Net cash used in investing activities	(1,517,159)	-
Cash flows from financing activities:
Issuance of new shares	1,500,000	441,990
Subscription advances	150,000	-
Net cash provided by financing activities	1,650,000	441,990
Net Increase in Cash and Cash Equivalents	30,060	215,755
Cash and Cash Equivalents, beginning	33,498	45,085
Cash and Cash Equivalents, ending	$63,558	$260,840

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

1.

Basis of Presentation:

The accompanying unaudited consolidated financial statements of Current Technology Corporation together with its subsidiary have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Therefore, it may not include all information and footnotes necessary for a fair presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three-month period ended March 31, 2008 will not be indicative of the results to be expected for the full 2008 fiscal year.

2.

Nature of Operations:

The Company has developed an electrotherapeutic medical device designed to stimulate hair regrowth  (ElectroTrichoGenesis or ETG) and a cosmetic unit designed to improve the appearance of thinning hair (CosmeticTrichoGenesis or CTG).  ETG and CTG are marketed as TrichoGenesis platform products. The Company has entered into an exclusive distribution agreement with an entity based in the United States for the placement on a revenue sharing basis of its TrichoGenesis platform products in the United States, Canada, South America (excluding Brazil), Europe and Russia. The Company is working in concert with its United States based distributor to attempt to lower the cost of ETG devices and CTG units by having non-proprietary components of the chair and hood manufactured in China. The Company established a security products division during the year, which had not commenced material operations as at March 31, 2008.

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).

The Company has a 37.5% interest in Celevoke as at March 31, 2008. Management believes Celevoke has a number of attributes which should lead to success in the market place. These include a suite of fully developed GPS-based asset tracking devices, a non-exclusive worldwide license with the patent holder, a fully functioning network operations center and established relationships with a number of channels of distribution. (See Note 8 and 17)

The Company was incorporated on June 3, 1986 and commenced operations on April 21, 1987. The Company currently does not generate sufficient funds from operations to support continuing activities and has financed expenditures through private and public offerings of equity securities and the private placement of debt instruments. The common shares of the Company trade on the OTCBB in the United States under symbol "CRTCF".

3.

Going Concern:

These unaudited consolidated financial statements have been prepared on the going concern assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

A net loss of $690,096 was incurred during the three months (2007: $217,968).  Recurring losses have been reported since inception, which have resulted in an accumulated deficit of $29,350,391 (2007: $27,330,111). The Company may attempt to obtain additional debt or equity financing which could result in receipt of additional financing but there can be no assurance that such capital will be available in sufficient amounts or on acceptable terms and  there is no certainty that these discussions will be concluded successfully.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

3.

Going Concern (continued):

The ability of the Company to continue as a going concern is dependent on the successful conclusion of these discussions, the receipt of additional financing, and/or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet its obligations as they come due.

If the Company is unable to continue as a going concern, material adjustments may be required to the carrying value of assets and liabilities and to the classifications used on the balance sheet.

Any inability to obtain additional financing when needed would have a material adverse affect on the Company including possibly requiring the Company to significantly reduce or cease its operations.

4.

Accounting changes:

a)

Change in Functional Currency

 Effective January 1, 2008, the Company changed its functional currency to the U.S. dollar from the Canadian dollar. With the acquisition of Celevoke, Inc (Note 8&17), the Company’s primary economic environment has now changed from Canada to United States.  This has resulted in significant changes in economic facts and circumstances that clearly indicate that the functional currency has changed.  The Company accounted for the change in functional currency prospectively.

The financial statements of the Company for the year ended December 31, 2007 which is based on the Canadian functional currency, has been translated into the U.S. reporting currency using the current rate method as allowed by Statement of Financial Accounting Standards No.52 ("SFAS 52") as follows:  assets and liabilities using the rate of exchange prevailing at the balance sheet date; stockholders' deficiency using the applicable historic rate; and revenue and expenses using the monthly average rate of exchange. Translation adjustments have been included as part of the accumulated other comprehensive income.

b)

Changes in Accounting Policies Relating to the Adoption of U.S. Generally Accepted Accounting Principles (“U.S. GAAP”)

Effective December 31, 2007, the Company elected to report its consolidated financial statements in conformity with U.S. GAAP.  Prior to December 31, 2007, the Company’s financial statements were prepared in accordance with Canadian GAAP and filed with the appropriate Securities Commissions.  All accounting policies are the same under Canadian GAAP and U.S. GAAP, except for the following which have been retroactively adopted to comply with U.S. GAAP:

Stock-based compensation

The Company grants stock options to employees, officers, directors, and persons providing management or consulting services to the Company.

Prior to January 1, 2002, the Company accounted for its employees stock options with the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) as allowed by Statement of Financial Accounting Standard 123, Accounting for Share-Based Payments, (“SFAS 123”).  APB 25 requires compensation cost for stock-based

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

4.

Accounting changes (continued):

employee compensation plans to be recognized over the vesting period based on the difference, if any,

between the quoted market price of the Company’s stock as of the grant date and the amount the employee must pay to acquire the stock.  Because the Company accounted for its employees’ stock options under APB 25, the Company separately disclosed pro forma information relating to the total compensation expense as required by SFAS 123.

Effective January 1, 2002, the Company adopted the provisions of SFAS 123 and related interpretations to account for options granted to employees and non-employees.  Under this method, compensation cost is measured at the grant date based on fair value of the options granted using the Black-Scholes options price model.

Convertible promissory note

Under Canadian GAAP, there is a value attributed to the conversion feature which is calculated as the difference between the amount issued and the liability component.  The liability component is calculated as the present value of the scheduled cash payments of interest and principal due under the terms of the note discounted at the rate of interest applicable to a debt only instrument of comparable terms.  Canadian GAAP requires the separate presentation of the liability and the equity component of the convertible promissory note.

Under US GAAP, in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, no portion of the proceeds from the issuance of convertible debt securities should be accounted for as attributable to the conversion feature.  Emerging Issue Task Force 98-5 (“EITF 98-5”) requires the conversion feature to be separately valued only if the convertible debt securities with non-detachable conversion feature is issued in-the-money at the commitment date (beneficial conversion feature).  As a result of applying APB 14, there is no impact on the income statement because no accretion of interest had been recorded.

Derivative financial instrument

Under Canadian GAAP, there is a requirement for derivatives outside of hedging relationships to be recognized on the balance sheet at fair market value.  Warrants issued together with capital stock as part of a unit had been separately valued and recorded as contributed surplus.  When the warrants are exercised, the proceeds received by the Company, together with the amount in contributed surplus will be credited to common share capital.

Under US GAAP SFAS 133 Accounting for Derivative Instruments and Hedging Activities, warrants contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in the statement of financial position are classified as an equity instrument and are not accounted for as a derivative instrument.  EITF 07-5 and EITF 01-6 further define ‘indexed to its own stock’ as derivative instruments where (1) the contingency provisions are not based on (a) an observable market other than the market for the Company’s stock, (b) an observable index, other than those measured solely by reference to the Company’s own operation, (2) once the contingent events have occurred, the instrument’s settlement amount is based solely on the Company’s stock.

The Company has determined that the warrants issued with common share as a unit are within the scope of the exception in SFAS 133, Accounting for Derivative Instrument and Hedging Activities and therefore have not been separately valued.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

4.

Accounting changes (continued):

The pro forma amounts from the change in the above accounting policies cannot be computed or reasonably estimated for individual prior periods, although the cumulative effect on deficit at the beginning of the period of the change can be determined.

5.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan and other postretirement plans as an asset or liability on its balance sheet and recognize changes in its funded status in the year in which the change occurs through accumulated other nonowner changes in equity. We do not expect the adoption of SFAS 158 to have an impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

5.

Recent Accounting Pronouncements (continued):

the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15,

2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 141 (R) will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires companies to provide enhance disclosures regarding derivative instruments and hedging activities.  It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage.  Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required.  SFAS 161 contains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning after November 15,2 008.  The Company will adopt SFAS 161 on January 1, 2009, as required, and management does not believe adoption of SFAS 161 will significantly impact the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued a FASB Staff Position (“FSP”) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”).  FSP FAS 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one ‘linked’ transaction.  The FSP includes a ‘rebuttable presumption’ that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date.

6.

Summary of Significant Accounting Policies:

a)

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and one subsidiary, Current Technology (UK) Ltd., a wholly owned subsidiary, incorporated in the United Kingdom on December 15, 2005.  The subsidiary had not commenced material operations as at March 31, 2008.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

b)

Foreign currency translation

The Company’s functional currency is the U.S. dollar.  In accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date.  All other assets and liabilities are translated at the exchange rates prevailing at the dates the assets were acquired or liabilities incurred.  Revenue and expense items are translated at the average exchange rate for the period.  Foreign exchange gains and losses are included in the determination of the income for the period.

The Company prospectively adopted the U.S. dollar functional currency per 4(a) above.  The financial statements are translated into U.S. dollars as follows:  Assets and liabilities using the rate of exchange prevailing at the balance sheet date; stockholders' deficiency using the applicable historic rate; and revenue and expenses using the monthly average rate of exchange. Translation adjustments have been included as part of the accumulated other comprehensive income.

c)

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the years reported. Actual results could differ from these estimates.  Significant estimates made by management in the current quarter involve valuation of options and warrants, valuation of investment in joint venture, valuation of inventory, allowance for doubtful accounts, deferred income taxes and fair values of net assets acquired in an acquisition made enduring the quarter.

d)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and deposit instruments with an initial maturity of three months or less.

e)

Accounts receivable and Allowance for doubtful accounts

Accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts of $20,500 (2007: $10,129).  The Company maintains an allowance for doubtful accounts against its accounts receivable for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of outstanding customer balances, historical bad debts, customer credit-worthiness and changes in customer payment terms when making estimates of the uncollectability of the Company’s accounts receivable. If the Company determines that the financial condition of any of its customers deteriorates, increases in the allowance may be made.

f)

Inventory and Cost of sales

Materials and components are stated at the lower of cost and replacement value.  Cost is determined using the first-in first-out method. Work-in-process and manufactured parts are stated at the cost of materials and direct labour applied to the product and the applicable share of overhead. Finished goods are stated at the lower of cost and net realizable value.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

The Company assesses the need for inventory write-downs based on its assessment of estimated replacement or net realizable value using assumptions about future demand and market conditions. If market conditions differ from those originally estimated by the Company, an additional inventory write-down may be required.

g)

Income taxes

The Company provides for income taxes in accordance with Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes.  SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

Under the liability method, deferred income taxes are recognized for the tax consequences of ‘temporary difference” by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  A valuation allowance is provided when management cannot determine whether it is more likely than not the deferred tax asset will be realized.  Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

On July 13, 2006, the FASB issued Interpretation No, 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.  FIN 48 prescribes how the Company should recognize, measure and present in the Company’s financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return.  Pursuant to FIN 48, the Company can recognize a tax benefit only if it is ‘more likely than not’ that the particular tax position will be sustained upon examination or audit.  To the extent the ‘more likely than not’ standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than fifty percent likely of being realized upon settlement.

The Company adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not require any restatement of the Company’s financial statements.

h)

Investment in joint venture

The Company entered into a joint venture agreement for a non-controlling 50% equity interest in SpyTell Security GP Corp.  which is accounted for under the equity method of accounting.  The joint venture was formed to market a consumer home security product. The product has not to date achieved market acceptance.  Therefore, the Company has written off its investment for the year ended December 31, 2007.

i)

Revenue recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” ("SAB 104").

i)

The following policies have been established with respect to revenue recognition on the sale of ETG devices and CTG units:

1)

Purchase/sale negotiations conclude with an agreement to purchase and are also secured by a deposit;

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

2)

Goods are shipped when collection of the balance of the purchase price is reasonably assured.  This is indicated by:

a)

actual receipt of funds from distributors or customers; or

b)

secured lease or term financing by distributors or customers which would result in immediate payment of the balance upon delivery; or

c)

distributors or customers exceptional credit and operating history, and an agreement in writing to specific terms of payment;

3)

Revenue is recognized only after goods are shipped.  At this point collection is reasonably assured and risks and rewards of ownership have been transferred.

4)

Revenue from royalty agreements is recognized when earned, which is generally the period in which the services to which the royalty relates are provided to third parties and collection of the balance owing is reasonably assured.

Customer deposits, as required by the Company’s revenue recognition policy above, received in advance are treated as deferred revenue until goods are shipped.  Only then revenue is recognized.

j)

Convertible Promissory Note with Detachable Warrants

The convertible promissory note and detachable warrants issuance were accounted for in accordance with Accounting Principles Board Opinion 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.  The Company determined the fair values to be ascribed to detachable warrants issued with the convertible promissory note utilizing the Black-Scholes option pricing model.  Any discount derived from determining the fair value of the warrants is amortized over the remaining life of the convertible promissory note.  The unamortized discount upon the conversion of the convertible promissory note is expensed using the effective interest basis.

k)

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments.

The estimated fair value of cash equivalents, accounts receivable, and accounts payable approximates their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of long-term debt approximates market value due to the use of market interest rates.

l)

Comprehensive Loss

The Company has adopted SFAS No. 130, Reporting Comprehensive Income.  Comprehensive loss represents the change in stockholders’ deficit resulting from transactions other than stockholders investments and distributions.  Included in accumulated other comprehensive loss are changes in stockholders’ deficit that are excluded from net loss, specifically foreign current translation adjustments.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

m)

Equity Investment

Purchased equity interests that are not publicly traded and / or do not have a readily determinable fair value are accounted for pursuant to the equity method of accounting if the Company’s ownership position is large enough to significantly influence the operating and financial policies of an investee.  This is generally presumed to exist when we own between 20% - 50% of a corporation.  The Company’s share of earnings and losses in equity method investees is included in loss from equity method investments on the Consolidated Statement of Operations.

For investments accounted for using the equity method of accounting, management evaluates information such as budgets, business plans, financial statements of the investee in determining whether an other-than-temporary decline in value exists.  Factors indicative of an other-than-temporary decline in value include, but not limited to, recurring operating losses and credit defaults.  For any of the Company’s investments in which the estimated fair value is less than its carrying value, the Company considers whether the impairment of that investment is other-than-temporary.

n)

Stock-based compensation

Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for services.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The Company elected to adopt the modified prospective transition method as provided by FAS 123(R) effective January 1, 2006 and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value based method of expensing share-based compensation.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provision of SFAS 123 for options granted to employees and non-employees.  Under this method, compensation cost is measured at the grant date based on fair value of the options granted using the Black-Scholes options price model.

o)

Earnings per share

In accordance with SFAS No. 128, Earnings per Share, basic loss per share is computed using the weighted average number of common stock outstanding during the year. Diluted loss per share reflects the basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities (options or warrants) into common stock.  The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e.  reducing loss per share).  The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share.  It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

7.

Convertible Promissory Note:

On September 10, 2007, the Company extended the maturity date of its convertible promissory note from January 9, 2008 to January 16, 2009.  The extension of the maturity date has been accounted for as a modification to the original convertible promissory note.

As additional consideration for restructuring, the Company issued the holder of the convertible promissory note 5,000,000 share purchase warrants exercisable for common shares at $0.10 per share.  The expiry date of these warrants is the later of December 31, 2012 or the date which is one year and five business days after the note is fully repaid.

The note bears interest at 10% per annum and the holder of the convertible promissory note has the right to convert all or part of the note to common shares of the Company at a conversion price of $0.10 per share.

The note is secured by a security agreement under which the Company agreed to grant the lender security interest over all the Company’s property and assets, including all intellectual property.

	At March 31, 2008	At December 31, 2007
Interest payable	$62,079	$33,785
Convertible promissory note	1,101,053	1,087,704
	$1,163,132	$1,121,489

8.   Investment in Celevoke, Inc:

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke Inc (“Celevoke”).  Under the agreement the Company is committed to purchase 102 shares of Celevoke common stock for an aggregate purchase price of $2,500,000.  The 102 shares are to be purchased in four installments of 20 shares and a fifth installment of 22 shares. (see further discussion in Note 17)

As at March 31, 2008, the Company completed the purchase of 60 shares out of the 102 shares of Celevoke common stock for total consideration of $1,500,000.  The 60 shares gave the Company 37.5% equity interest in Celevoke.  Consequently, the Company has accounted for this 37.5% interest in Celevoke as an equity investment.  The Company’s 37.5% interest in Celevoke’s loss for the three months ended March 31, 2008  has been included in ‘Investment loss’ on the Statement of Operations.

Celevoke, Inc
Balance beginning	$2,566,459
Income (Loss) before income taxes	(57,623)
Income tax provision	-
Net Income (loss)	(57,623)
Balance, Ending	$2,508,836

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

9.

Share Capital:

a)

Authorized –

Unlimited Common shares without par value

Unlimited Class “A” Preference shares without par value

b)

Issued and fully paid -

	At March 31, 2008		At December 31, 2007
	Number of Shares	Amount	Number of Shares	Amount
Balance, beginning	103,892,023	$25,787,959	80,872,023	$24,649,659
Common Shares Issued -
- For cash	20,000,000	2,000,000	21,750,000	1,087,500
- For settlement of services provided	600,000	60,000	1,270,000	50,800
- Exercise of options	-	-	-	-
- Exercise of warrants	-	-	-	-
Balance, ending	124,492,023	$27,847,959	103,892,023	$25,787,959

No Class "A" Preference shares have been issued.

c)

Subscription Liability -

The Company received $28,230 for the exercise of warrants in which the underlying shares have not been issued.  The Company also received $150,000 for private placement financing in which the shares were issued on May 7, 2008.

d)

Loss per share -

                                                                                   For the three months ended March 31

Loss per share	2008	2007
Net loss	$(690,096)	$(217,968)
Loss available to common shareholders	$(690,096)	$(217,968)
Weighted average number of shares outstanding	121,578,045	81,002,131
Basic and fully diluted loss per share	$(0.0057)	$(0.0027)

Options, warrants and convertible debt will have an anti-dilutive effect on loss per share

10.  Additional Paid-In Capital:

The Company accounts for its stock-based compensation under the fair value based method using the Black-Scholes Option Pricing Model.  $1,363,327 of compensation expense relating to vested stock options has been charged to the additional paid-in capital account.  Options granted during the period were valued using the following assumptions:

Volatility factor of the market	54.58%
Price of the Company shares	$0.085- $0.216
Dividend yield	0%
Weighted average expiry date of options	5 years
Risk free interest rate	3.35%-3.45%

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

10.  Additional Paid-In Capital (continued):

As a result of the application of the requirement, stock based compensation expenses (non-cash items) have been added to the following expense categories in the consolidated statement of loss and deficit:

For the three months ended March 31, 2008
Consulting	$70,400
Salaries and benefits	243,627
Total Stock-based Compensation	$314,027

11.

Stock Options:

From time to time, the Company grants incentive stock options to directors, officers, employees and promoters of the Company.  On September 2, 2004, the Company adopted the 2004 Stock Option and Stock Bonus Plan. Options outstanding on March 31, 2008 are as follows:

Expiry Date			Number of Shares	Option Price

September	30,	2009 *	200,000	$0.30
December	22,	2009	175,000	$0.25
December	23,	2009 *	100,000	$0.25
January	2	2011	375,000	$0.31
August	22	2011 *	200,000	$0.19
August	29	2012	1,000,000	$0.08
September	16	2012	7,495,000	$0.12
January	8	2013	5,000,000	$0.15
January	10	2013 **	50,000,000	$0.14
February	22	2013	1,050,000	$0.20
February	25	2013 ***	1,100,000	$0.21

*

2004 Stock Option and Stock Bonus Plan

**

12.5 million vested on January 31, 2008, remainder vesting based on performance of Celevoke, Inc.

***

2004 Stock Option and Stock Bonus Plan

33% vested December 31, 2008

33% vested December 31, 2009

34% vested December 31, 2010

The following table summarizes information about stock options to purchase common shares outstanding and exercisable at March 31, 2008:

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

11.

Stock Options (continued):

		As at March 31,2008 Weighted		As at March 31, 2007 Weighted
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	9,545,000	$0.12	8,065,000	$0.16
- Granted	57,150,000	0.14	8,675,000	0.31
- Exercised	-	-	-	-
- Cancelled	-	-	7,195,000	-
Outstanding, ending	66,695,000	$0.14	9,545,000	$0.12
Exercisable, ending	26,135,852	$0.13	9,545,000	$0.12

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

	Weighted Number	Average		Weighted Number
	Outstanding at	Remaining		Outstanding
Exercise Price	2008	Contractual Life		2007
$0.08	1,000,000	4.42	years	1,000,000
$0.09	7,495,000	4.47	years	7,495,000
$0.14	12,500,000	7.25	years
$0.15	3,000,000	4.78	years
$0.19	200,000	3.39	years	200,000
$0.20	1,050,000	4.90	years	-
$0.21	40,852	4.91	years
$0.30	200,000	1.50	years	200,000
$0.25	275,000	1.73	years	275,000
$0.31	375,000	2.76	years	375,000
	26,135,852			9,545,000

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

12.  Warrants:

The following table summarizes information about warrants outstanding on March 31, 2008:

Expiry Date	Number of Shares	Exercise Price
January 9, 2007	2,000,000	$0.25	[1,3]
January 9, 2007	2,980,000	$0.10	[1,3]
January 9, 2007	6,949,766	$0.05	[1,3]
January 9, 2007	179,167	$0.15	[1,3]
January 9, 2007	1,600,000	$0.50	[1,3]
June 30, 2008	2,500,000	$0.05	[3]
June 15, 2009	1,000,000	$0.15	[3]
June 15, 2009	1,637,696	$0.20	[5]
July 15, 2009	200,000	$0.20	[5]
January 2, 2010	3,200,000	$0.25	[2,3]
March 25, 2010	1,200,000	$0.25	[5]
May 31, 2010	1,200,000	$0.25	[5]
July 25, 2010	200,000	$0.15
September 21, 2010	300,000	$0.25	[5]
September 21, 2010	3,052,000	$0.25	[5]
December 30, 2010	600,000	$0.25	[5]
March 2, 2011	1,200,000	$0.25	[5]
December 31, 2011	4,000,000	$0.10	[3,4]
February 12, 2012	2,500,000	$0.125	[6]
March 30, 2012	12,100,000	$0.10	[5]
April 30, 2012	5,000,000	$0.12	[3,7]
August 9, 2012	5,650,000	$0.10
December 26, 2012	4,000,000	$0.10
December 31, 2012	5,000,000	$0.10	[3,8]
January 10, 2013	20,000,000	$0.15

1

The expiry date for each set of warrants shall be the later of:

a)

January 9, 2007; and

b)

the date that is one year and five business days after the date on which the convertible promissory note (see Note 6) is paid in full.

2

The expiry date shall be the later of:

a)

January 2, 2010; and

b)

the date that is one year and five business days after the date on which the convertible promissory note (see Note 6) is paid in full.

3

These warrants have a cashless exercise provision.

4.

The expiry date shall be the later of:

a)

December 31, 2011; and

b)

the date that is one year and five business days after the date on which the convertible promissory note (see Note 6) is paid in full.

5.

The Company may accelerate the expiration date of the warrants if the average closing price equals or exceeds US$0.50 for 20 consecutive days.

6.

750,000 warrants are vested; 750,000 vest on sale of the 10th unit to Hair Envy, LLC; and 1,000,000 vest on the ordering of the 200th unit.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

12.

Warrants (continued):

7.

The warrants vest in increment of 500,000 based on the Company’s portion of profit derived from the sale of Spy-N-TellTM units.  The Company must earn $11,500,000 from the joint venture in order for the 5 million warrants to be fully vested.

8.

The expiry date shall be the later of:

a)

December 31, 2012; and

b)

the date that is one year and five business days after the date on which the convertible promissory note (see Note 6) is paid in full.

The following table summarizes information about warrants to purchase common shares outstanding and exercisable at March 31:

		As at March 31, 2008		As at December 31, 2007
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	68,248,629	$0.14	35,675,758	$0.18
Issued	20,000,000	$0.15	34,250,000	$0.11
Exercised	-	-	-	-
Expired	-	-	(1,677,129)	$0.49
Outstanding, ending	88,248,629	$0.14	68,248,629	$0.14
Exercisable, ending	81,498,629	$0.14	61,498,629	$0.14

13.

Related Party Transactions:

2008	2007
Transactions During the three months ended March 31 -
Salaries and consulting fees accrued or paid to directors and	$70,197	$66,492

companies controlled by directors of the Company

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by related parties.

Balance at March 31,2008 and December 31, 2007 -	2008	2007
Salaries, consulting fees payable to directors and
companies controlled by directors of the Company	$9,306	$6,248

The Company accounts for its stock-based compensation under the fair value based method using the Black-Scholes Option Pricing Model.  $309,700 of compensation expense relating to vested stock options has been credited to the additional paid in capital account.

As a result of the application of the requirement, stock based compensation expenses (non-cash items) have been added to the following expense categories in the consolidated statement of loss and deficit:

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

13.

Related Party Transactions (continued):

For the three months ended March 31, 2008	For the three months ended March 31, 2007
Consulting	$70,400	-
Salaries and benefits	239,300	-
Total Stock-based Compensation for related parties	$309,700	-

14.

Foreign Currency Risk:

The company has cash, accounts receivable, inventory, prepaid expenses and accounts payable and accrued liabilities denominated in foreign currency.  The carrying value of these balances may change due to the volatility of foreign exchange rates.  The Company does not enter into hedging transactions.

15.

Segmented Information:

The major operations relate to the sales of ETGs and CTGs worldwide as well as royalties charged on using the machines.

The revenue by region is as follows:

	For the three months ended March 31,	For the three months ended March 31
	2008	2007
Asia Pacific	$5,000	$15,888
Europe	-	75,834
The Americas	6,612	1,178
	$11,612	$92,900

The majority of the Company’s assets are located in Canada.

16.

Commitments:

An agreement was entered into to lease office space from May 1, 2005 to April 30, 2011.  The future minimum lease payments for this commitment are as follows:

2008	$24,599
2009	32,798
2010	35,922
2011	12,494

Lease agreements were entered into with respect to automotive equipment. The future minimum lease payments for these commitments are as follows:

2008	$12,099
2009	11,467

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

17.

Subsequent Events:

a)

Acquisition

The Company entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).  Under the agreement the Company is committed to purchase 102 shares of Celevoke common stock for an aggregate purchase price of $2,500,000.  The 102 shares are to be purchased in four installments of 20 shares and a fifth installment of 22 shares.

As at March 31, 2008, the Company completed the purchase of 60 shares out of the 102 shares of Celevoke common stock for total consideration of $1,500,000.  The 60 shares gave the Company 37.5% equity interest in Celevoke.  Consequently, the Company has accounted for this 37.5% interest in Celevoke as an equity investment.  The Company’s 37.5% interest in Celevoke’s loss for the three months ended March 31, 2008  has been included in ‘Investment loss’ on the Statement of Operations. See note 8.

Subsequent to March 31, 2008, the Company purchased an additional 20 shares for a  total of 80 shares for $2,000,000.  The fifth installment of $500,000 is due and payable.  After the purchase of the full 102 shares the Company will own 51% of the voting stock of Celevoke.

In addition to the $2,500,000 cash consideration, the Company issued the principals of Celevoke performance based options to purchase up to 50 million of the Company’s shares at $0.14 per share, subject to the following vesting provisions (12.5 million have been vested for period ended March 31, 2008):

Cumulative Net Pre-Tax Profit of Celevoke up to and including June 30, 2010	Cumulative Options to be Vested
$1,000,000	3,750,000
$2,000,000	7,500,000
$3,000,000	11,250,000
$4,000,000	15,000,000
$5,000,000	18,750,000
$6,000,000	22,500,000
$7,000,000	26,250,000
$8,000,000	30,000,000
$9,000,000	33,750,000
$10,000,000	37,500,000

If any of the above cumulative net pre-tax profit levels are met, the Company will record the fair value of the consideration issued as an additional cost of acquiring Celevoke.

The Company is purchasing its 51% interest in Celevoke, because management believes it has a number of attributes which should lead to success in the market place. These include, a suite of fully developed GPS-based asset tracking devices, a non-exclusive worldwide license with the patent holder, a fully functioning network operations center and established relationships with a number of channels of distribution.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

17.

Subsequent Events (continued):

The Company financed the acqusition of Celevoke, Inc with  a private placement agreement to sell 25,000,000 units (Unit or Units) of the Company at $0.10 per Unit for a total purchase price of $2,500,000.  Each Unit consists of one share of Company common stock and one warrant to purchase one additional share of Company common stock.  The warrants are exercisable for five years at $0.15 per share. The investor has purchased 20 million Units for $2 million and the final $500,000 payment is due and payable. Although issued, the Units have not yet been delivered.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed by the Company at the date the Company completes the acquisition of 102 common stock of Celevoke. The Company is in the process of obtaining third-party valuations of its intangible assets; thus, the allocation of the purchase price is subject to change.

Assets
Current assets	$26,997
Intangible and other assets	3,711,568

Total assets acquired	3,738,565

Liabilities
Current liabilities and Total liabilities assumed	172,106

Net assets acquired	$3,549,300
Direct acquisition costs incurred by the Company	17,159

Total acquisition costs	$ 3,566,459

b)

Share Capital

On May 7, 2008, the Company issued 2,000,000 units at $0.15 per unit for total gross proceeds of $300,000, of which $150,000 was received prior to March 31, 2008 and recorded as subscription liability.  Each unit consists of one common share and one warrant.  One warrant is exercisable into an additional common share for $0.20 expiring April 4, 2013.

The Company issued 200,000 restricted shares for service at $0.125 per share on May 7, 2008.

The Company received $203,400 for exercise of warrants.

The Company issued 98,630 shares for exercise of warrants on May 9, 2008.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

18.

Differences between Canadian and United States Generally Accepted Accounting Principles:

These consolidated financial statements are expressed in US dollars and are prepared in accordance with US GAAP which conform, in all material respects with Canadian GAAP except as described below:

Reconciliation of Net Loss -

The application of Canadian GAAP would have the following effects on the net income as reported:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Net Loss - US GAAP	$(690,096)	$(217,968)
Accretion interest – equity component of convertible debt	(17,622)	(45,415)
Accretion interest – fair valuation of warrants	(32,269)	(25,227)
Net Loss- Canadian GAAP	$(739,987)	$(288,610)

Convertible Promissory Note -

(i)

Accretion interest – equity component of convertible debt and fair value of warrants

Under Canadian GAAP Section 3855, the liability component of the convertible promissory note is calculated as the present value of the scheduled cash payments of interest and principal due under the terms of the note discounted at the rate of interest applicable to a debt only instrument of comparable terms.  Canadian GAAP requires the separate presentation of the liability and the equity component of the convertible promissory note.  Interest on the convertible promissory note, calculated as the amount required to accrete the liability component back to the amount payable on maturity is charged to interest expense.

When the Company issues warrants in connection with a debt instrument, the estimated fair market value of the warrants is credited to shareholders’ equity/(deficiency).  The reduced liability component of the debt is accreted by a charge to interest expense

Under U.S. GAAP, in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, no portion of the proceeds from the issuance of convertible debt securities should be accounted for as attributable to the conversion feature.  (See Note 6)

Net Loss per Share -

The net loss per share computed under US GAAP is different from the net loss per share computed under Canadian GAAP due to differences noted in the accounting for convertible debt.  The adjusted basis loss per share under Canadian GAAP is as follows:

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

For the three months ended March 31, 2008 and 2007

(United States Dollars)

18.

Differences between Canadian and United States Generally Accepted Accounting Principles (continued):

	March 31, 2008	March 31, 2007
Weighted Average Number of Shares Outstanding	121,578,045	81,002,131
US GAAP
Add: Escrow Shares	-	-
Canadian GAAP	121,578,045	81,002,131
Basic loss per share under Canadian GAAP	$(0.0057)	$(0.0027)

The application of Canadian GAAP would have the following effects on the consolidated balance sheet items as reported under US GAAP:

	March 31, 2008	December 31, 2007
Liabilities - US GAAP	$1,561,016	$1,468,432
Effect of equity component of
Convertible promissory note	(59,915)	(77,538)
Effect of fair valuation of warrants	(108,064)	(140,332)
Liabilities - Canadian GAAP	$1,393,037	$1,250,562

	March 31, 2008	December 31, 2007
Stockholders’ Equity (Deficiency)- US GAAP	$1,591,351	$(1,278,059)
Effect of equity component of convertible promissory note	435,129	430,719
Cumulative effect of prior year adjustments to net loss	(463,849)	(201,304)
Cumulative effect of current year adjustments to net loss	(49,891)	(262,545)
Effect of fair valuation of warrants	251,000	251,000
Stockholders’ equity (deficiency) – Canadian. GAAP	$1,763,740	$(1,060,189)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report that are not historical facts constitute forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act.  Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from those expressed or implied.  All statements, other than statements of historical facts, included in this report that address activities, events, or developments that our management expects, believes, hopes or anticipates will or may occur in the future are forward looking statements.  Any forward-looking statements speak only as of the date made.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Plan of Operation

Current Technology Corporation (“Current Technology” or the “Company”) was incorporated as 310086 B.C. Ltd. under the Company Act of British Columbia on June 3, 1986, and began operations on April 21, 1987.  On June 27, 2003 our shareholders approved a transfer in the Company’s jurisdiction from British Columbia to the Federal Jurisdiction under the Canada Business Corporations Act.   The continuance of the Company to the Canadian Business Corporations Act was completed May 13, 2004 under the name Current Technology Corporation.  Our corporate offices are located at 1430 - 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6.  Our phone number is 604-684-2727 and out website is: www.current-technology.com .

Historically our operations have focused on hair restoration and re-growth related products.  We have developed an electrotherapeutic medical device designed to stimulate hair regrowth (ElectroTrichoGenesis or ETG”) and a cosmetic unit designed to improve the appearance of thinning hair (“CosmeticTrichoGenesis” or “CTG”).  ETG and CTG are marketed as TrichoGenesis platform products.  We own patents to the technology, methodology and design of these products.  ETG Treatment, the regrowth of hair by means of electrical stimulation, is believed to promote the “healing” of hair follicles that are dormant, but not dead. Research has been conducted to expand the indications for ETG. The CTG Mark 5 is a product for improving the appearance of thinning hair.  Using the TrichoGenesis technology platform, this product was developed specifically for the United States marketplace.

The Company has entered into an exclusive distribution agreement with an entity based in the United States for the placement on a revenue sharing basis of its TrichoGenesis platform products in the United States, Canada, South America (excluding Brazil), Europe and Russia. The Company is working in concert with its United States based distributor to attempt to lower the cost of ETG devices and CTG units by having non-proprietary components of the chair and hood manufactured in China. The second round of prototype manufacturing is nearing completion, and it is anticipated we will be in a position to inspect the prototype during May or early June 2008.  TrichoGenesis platform products are presently operating in a number of countries throughout the world.

On January 31, 2008, we entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).  Under the agreement we were obligated to purchase 102 shares of Celevoke common stock in five instalments for an aggregate purchase price of $2.5 million.  As at March 31, 2008 we had purchased 60 of the 102 shares and held a 37.5% of the voting stock of Celevoke.  On April 23, 2008 we purchased an additional 20 shares of Celevoke.  The fifth and final instalment is due and payable and the Company anticipates that it will be completed in the near future.

Celevoke is a distributor of proprietary global positioning system (“GPS”) based Telematics products developed by LunarEYE.  The technology utilizes the integrated use of telecommunications and informatics to enable users to remotely monitor, track, control and protect a wide variety of asset classes such as, automobiles, and other motorized vehicles, shipping containers, covert vehicles used for law enforcement, and even people.  This technology is referred to as “Telematics.”  We believe that Celevoke has a number of attributes that may lead to success in the marketplace, including its technology and products, its non-exclusive worldwide license with the patent holder, a functioning network operations center and established relationships with a number of channels of distributions.  We are hopeful that Celevoke is poised to become a market leader in the global market for Telematics, which some third parties project to be a $38.3 billion industry by 2011.

To facilitate the Celevoke transaction, on January 10, 2008 we entered into a securities purchase agreement with MSGI Securities Solutions Inc. ("MSGI") whereby MSGI agreed to purchase 25million Company units at a price of $0.10 per unit for a total of $2.5 million, payable at the rate of $500,000 on each of the following dates: January 4, January 31, February 28, March 31 and April 15, 2008. As of May 15, 2008 MSGI has purchased 20 million units and the remaining $500,000 is due and payable. Each unit consisted of one share of Company common stock and one warrant to acquire one share of Company common stock. As partial consideration for the $2.5 million investment which was to be paid on a pre-determined time line, we agreed to negotiate additional agreements to outsource 25% of the GPS asset-tracking business to MSGI for a period of three years and for Celevoke to grant MSGI a non-exclusive worldwide license. None of these agreements have been negotiated and the last $500,000 payment has yet to be made.

During the quarter ended March 31, 2008 and the period to the date of this report Celevoke engaged in activities aimed to promote and distribute its GPS based asset-tracking technology and products.  The activities included the sale of 400 Telematics units to a distributor in Mexico to be installed in vehicles financed or leased by General Electric Capital; efforts to allow Travelers Companies Inc. to purchase Celevoke’s asset tracking and control systems at a discount; and the formation of Star One Telematica SA (“Star One”), a Brazil corporation, which will be 51% owned by Celevoke with the remaining 49% owned by Templar Investment & Acquisition B.V.

Going forward we expect that the Company will primarily focus on developing and promoting the GPS based asset-tracking technology and products through Celevoke.  However, the Company does plan to continue efforts to develop and promote our TrichoGenesis products and technologies.

Results of Operation

As noted above, during the quarter ended March 31, 2008 we entered into securities purchase agreement with Celevoke whereby we will acquire 51% of the voting shares of Celevoke.  To fund the acquisition we entered into a securities purchase agreement with MSGI who agreed to purchase 25 million units at $0.10 per unit.  During the quarter we began to focus on this acquisition and the promotion and distribution of Celevoke’s GPS-based asset tracking technology.  MSGI’s investment and our acquisition of the voting stock of Celevoke significantly effected our financial statements for the quarter ended March 31, 2008 as compared to the financial statements for the quarter ended March 31, 2007.  Going forward we anticipate that our operations will focus primarily on the business conducted by Celevoke and therefore we believe that our financial statements for the period ended March 31, 2008 and the comparable period in 2007 will not be indicative of our financial statements for the remainder of 2008.

As of March 31, 2008 we had working capital of $245,647, as compared to a working capital deficit of $156,570 at December 31, 2007. The increase in our working capital was primarily caused by the $500,000 subscription receivable we received from MSGI for the purchase of the fourth installment of units that it was obligated to purchase as of March 31, 2008.  Subsequent to March 31, 2008 MSGI purchased an additional 5 million units. The final installment of $500,000 is due and payable.

As of March 31, 2008 we had a shareholder’s equity of $1,591,351, as compared to a shareholder’s deficiency of ($1,278,059) from December 31, 2007.  This increase was primarily caused by $1,363,327 of additional paid in capital during the quarter and $2,060,000 increase in common shares. The additional paid in capital was primarily the result of the stock options issued to during the quarter to directors and employees of the Company as well as to the principals of Celevoke, Inc.

Revenue for the three months ended March 31, 2008 was $11,612 as compared to $92,900 for the comparable period in 2007.  This decrease was caused by a decrease in sales of our TrichoGenesis products.  With our focus now primarily on Celevoke’s business operations, we do not expect to experience a significant increase revenue from our TrichoGenesis products during the balance of 2008.  For the quarter ended March 31, 2008, the Company experienced a net loss of $690,096, or $(0.0057) per share, compared to a net loss of $217,968 or $(0.0027) per share during the comparable period in the previous year.  The increase in our net loss for the quarter ended March 31, 2008 net loss was primarily due to our decreased revenues during the quarter and the increase in salaries and wages.  For the quarter ended March 31, 2008 salaries and wages equaled $344,618 as compared to $95,276 for the comparable quarter in 2007.  This $249,342 increase is due to the grant of options to employees of the Company and Celevoke resulting in a non-cash charge of $243,627.    Additionally, our investment loss for the quarter ended March 31, 2008 totaled $57,623, which resulted from the Company’s 37.5% equity interest (as of March 31, 2008) in Celevoke.  Finally, during the quarter ended March 31, 2008 we realized increased expenses for consulting services

($70,400 for 2008 due to grant of options compared to $17,220 for 2007) and corporate communications ($79,985 for 2008 of which $60,000 was stock based compensation compared to $$21,050 for 2007) as a result of activities stemming from the acquisition of our equity interest in Celevoke.

We are optimistic that through our acquisition of 51% of Celevoke we will increase the amounts of revenues generated by the Company and may begin to recognize these revenues  during the second quarter of 2008.  However, we cannot guarantee that the business activities conducted through Celevoke will ultimately be successful in generating the revenues.

Liquidity and Capital Resources

Since inception the Company has primarily financed its operations through the sale of equity and debt securities.  However, we have generated limited amounts of revenues from sales of our TrichoGenesis products.

For the quarter ended March 31, 2008, the Company experienced a net loss of $690,096, compared to a net loss of $217,968 during the comparable period in the previous year.  Since our inception our accumulated deficit is $29,350,391.

During the three months ended March 31, 2008 we raised approximately $150,000 through private sales of our equity securities.  Subsequent to March 31, 2008, the Company raised another $150,000 through the sale of units consisting of one share of our common stock and one warrant to purchase one share of our common stock at $0.20 per share.  This offering was made to accredited investors only and the proceeds were used for general working capital purposes.

On January 10, 2008 we entered into a securities purchase agreement with MSGI.  Under the agreement MSGI purchased 25,000,000 units at $0.10 per unit for a total purchase price of $2,500,000.  Each unit consists of one share of Company common stock and one warrant to purchase one share of Company common stock.  The warrants are exercisable for five years at an exercise price of $0.15 per share.  As of May 15, 2008 MSGI had purchased a total of 20 million units and its obligation to purchase the remaining 5 million units was due and payable.  The proceeds received were used to fund the acquisition of the Company’s equity interest in Celevoke.

We expect that with our current resources on-hand and the proceeds from the offerings conducted by the Company during the quarter and subsequently to be sufficient to cover our costs and expenses for two months.  However, estimates for expenses may change in which case our capital would not be sufficient for this time period. Further, we may determine it is appropriate to raise additional capital for working capital and general corporate purposes. If we need, or elect, to obtain additional debt or equity financing, but there can be no assurance that additional financing will be available on reasonable terms, if at all.   The ability of the Company to continue as a going concern is dependent on the successful conclusion of these discussions and/or negotiations, the receipt of additional financing and/or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.

Critical Accounting Policies

A more detailed summary of accounting changes and the Company's significant accountings policies is included in Notes 4-6 to the Financial Statements in this Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure control and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management has also concluded that as of March 31, 2008 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. While the Company believes that its existing internal control framework and procedures over financial reporting have been effective in accomplishing the Company’s objectives, the Company intends to continue reevaluating, refining, and expanding its internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to those risk factors set forth in our 2006 Annual Report on Form 20-F filed with the Securities and Exchange Commission on May 25, 2007 shareholders, or potential shareholders, should consider the following risk factors before purchasing our securities:

Any negative impact on the sales, licensing and marketing efforts of our products would adversely affect our business and results of operations.

Going forward we believe our business will primarily depend on the sale, licensing and market acceptance of GPS based tracking-related products and technologies distributed through Celevoke.  Because going forward our revenue will primarily be dependent on the success of these products and technologies, any factor affecting their marketability could have a material adverse affect on our business and results of operations. Factors that could harm the successful sale and licensing of the products and services include, among others:

•

If automobile dealers, equipment manufactures and owners, insurance carriers, do not purchase, incorporate, or emphasize our products;

•

If we are unable to establish a market for our products and technologies in certain countries, especially Brazil;

•

If our foreign licensees are unable to establish a market for our products and technologies in their jurisdictions;

•

If we are unable to develop enhancements to our products and technologies as required by market demand;

•

If we are unable to protect our proprietary rights;

•

If one or more of our competitors introduces a product or system that makes our products and technologies obsolete or ineffective; or

•

If third parties are able to locate or impair the function of Celevoke’s products and technologies in vehicles and other equipment that adversely affects the functionality or purpose of the technology and products.

Our growth depends in part on the development, production and market acceptance of new products which we cannot assure will happen successfully.

To become and remain competitive in our industries we must support and enhance our existing products and develop new products in response to market demands. Product development involves a high degree of risk and uncertainty due to unforeseen difficulties and costs. We may not be successful in developing, marketing and releasing new products that we believe are necessary to respond to technological developments, evolving industry standards or changing customer requirements. In addition, our new product enhancements may not adequately meet the requirements of the marketplace and may not achieve the broad market acceptance necessary to generate significant revenue. If the release date of any future products or enhancements is delayed, or if these products or enhancements fail to achieve market acceptance when released, our revenue may decrease, we may not be able to recover our costs and our competitive position may be harmed.

If our competitors or manufacturers develop products, systems or technologies that make our products less competitive or obsolete, our business would be harmed.

In recent years, the number of companies developing and marketing wireless communications and GPS products that have security applications used directly in vehicles and other equipment has expanded considerably. We compete with other makers of stolen vehicle and item recovery devices. We believe we also face competition from all products which are sold by automobile dealers and others manufacturers in the after-market space, including makers of vehicle and equipment security devices, GPS products and navigation systems.

Several competitors or potential competitors are marketing, or have announced the development of, competitive vehicle recovery systems and products aimed at our target market. In addition, we believe that new market entrants may attempt to develop a system of theft detection or recovery that may be directly competitive with our products. Some of our existing or potential competitors have greater financial, technical, marketing, service and support resources than we have and, as a result, are able to devote greater resources to the development, promotion, sale and support of their systems and products than we are able to devote to our systems and products.

Competitive pressures could cause us to lose market share and require us to reduce our prices, which could reduce profit margins. This could cause a decline in our revenue and adversely affect our operating results. We cannot ensure that we will be able to compete successfully against existing companies or new entrants to the marketplace.

Our current business plan contemplates significant expansion, which we may be unable to manage.

To the extent that we are successful in implementing our business strategy, we may experience periods of rapid expansion in the future. If demand for any of our products grows suddenly, we may lack the resources to meet demand or we may be required to increase our capital spending significantly. Our ability to manage growth effectively will require us to continue to implement and improve our management, operational and financial information systems, and will require us to develop the management skills of our personnel and to train, motivate and manage our employees.  Our failure to effectively manage growth could increase our costs of operations and reduce our margins and liquidity, which could have a material adverse effect on our business, financial condition and results of operations.

We operate in new and rapidly evolving markets where rapid technological change can quickly make products, including those that we offer, obsolete.

The markets we operate in are subject to rapid advances in technology, continuously evolving industry standards and regulatory requirements, and ever-shifting customer requirements. The machine to machine (“M2M”) wireless data communications field, in particular, is currently undergoing profound and rapid technological change.

To become and remain competitive, we support research and development efforts intended to bring new products to the markets that we serve. However, those efforts may be capital intensive. If we are unable to adequately fund our research and development efforts, we may not be successful in keeping our product line current with advances in technology and evolving customer requirements. Even with adequate funding, our development efforts may not yield any appreciable short-term results and may never result in products that produce revenues over and above our cumulative development costs or that gain traction in the marketplace, causing us to either lose market share or fail to increase and forego increased sales and revenues as a result.

We are dependent on a number of third party network service providers, manufacturers and suppliers of our products and product components, the loss of any one of which could adversely impact our ability to service or supply our customers.

The loss or disruption of key telecommunications infrastructure services and key wireless network services supplied to the Company would unfavorably impact our business model and ability to adequately service our customers.

We outsource the manufacturing of our products to independent companies and do not have internal manufacturing capabilities to meet the demands of our customers. Any delay, interruption, or termination of the manufacture of our products could harm our ability to provide our products to our customers and, consequently, could have a material adverse effect on our business and operations. The manufacture of our products requires specialized know-how and capabilities possessed by a limited number of enterprises. Consequently, we are reliant on suppliers for the manufacture of key products and product components. If a key supplier experiences production problems or financial difficulties, we may not be able to obtain enough units to meet demand, which could result in failure to meet our contractual commitments to our customers, further causing us to lose sales and generate less revenue. If any of our products or product components contain significant manufacturing defects that the existing manufacturer or supplier is unable to resolve, we could also have difficulty locating a suitable alternative manufacturer or supplier. Related efforts to design replacement products or product components could also take longer and prove costlier than planned, resulting in lost sales and reduced.

We operate internationally, which subjects us to international regulation and business uncertainties that create additional risk for us.

We are currently doing business a range of countries including Canada, the United States, Mexico and Brazil.  Accordingly, we are subject to additional risks, such as:

•

Export control requirements, including restrictions on the export of technology and products;

26

•

Currency exchange fluctuations;

•

Potentially longer receivable collection periods and difficulty in collecting accounts receivable;

•

Trade restrictions and tariffs; and

•

Difficulties in staffing and managing international operations.

In addition, the laws of certain countries do not protect our hardware as much as the laws of the United States, which may lead to the potential loss of our proprietary technology through theft, piracy or a failure to protect our rights. The combination of these factors may have a material adverse effect on our future international sales and, consequently, on our business and results of operations.

There is no certainty that our key project will be operationally successful or profitable.

Going forward we will be highly dependent upon the success of the promotion and distribution of products utilizing the GPS based asset-tracking technology distributed by Celevoke.  Although we are optimistic that there is a large demand for this technology and that we are poised to capitalize on that demand, if that demand does not materialize to the extent that we project or we are not successful in promoting and distributing our technology this will have a material adverse effect on the Company’s financial results.

Item 2.  Unregistered Sales of Equity Securities

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred during the quarter ended March 31, 2008 and subsequently and were not reported in a report of a foreign private issuer on Form 6-K or on a current report on Form 8-K.

On January 8, 2008 the Company granted an option to a director to purchase five million shares of Company common stock at $0.15 per share.  The option is exercisable through January 7, 2013 and vests at the rate of one million shares per $500,000 raised by the Company through MSGI.  As of May 15, 2008, four million of the option was vested.  The options were granted in reliance on Section 4(2) of the Securities Act of 1933, as amended.    No commissions or other remuneration were paid in connection with this option grant.

On February 22, 2008 the Company granted options to directors to purchase 1,050,000 shares of Company common stock at $0.20 per share.  The options are exercisable through February 21, 2013. The options were granted in reliance on Section 4(2) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this option grant.

    On February 25, 2008 the Company granted options to employees of Celevoke, Inc to purchase 1,100,000 shares of Company common stock at $0.21 per share.  The options are exercisable through February 24, 2013 and vests at the rate of 33% per calendar year end on December 31, 2008  to 2010. The options were granted in reliance on Section 4(2) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this option grant.

In conjunction with our equity investment in Celevoke on January 30, 2008 we granted the three principals of Celevoke options to purchase up to an aggregate of 50 million shares of Company common stock at $0.14 per share.  An aggregate of 12.5 million shares vested immediately upon grant, with the remaining options vesting in 3,750,000 share increments upon Celevoke achieving certain defined cumulative pre-tax profits figures by June 30, 2010.   The options were granted in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under. No commissions or other remuneration were paid in connection with this option grant.

On May 7, 2008 we closed a private placement of our equity securities for total gross proceeds of $300,000.    $150,000 of the proceed was received on or before March 31, 2008 and was recorded as subscription liabilities on the Balance Sheet.  In the closing the Company issued a total of 2,000,000 “units” with each unit consisting of one share of Company common stock and one warrant exercisable at $0.20 for a period of five years.  The units were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under, and the offering was made to accredited investors only.  No commissions or other remuneration were paid in connection with this issuance.

On May 7, 2008 we issued 200,000 shares of restricted stock to retire a debt obligation.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On May 9, 2008 we issued 98,630 shares of common stock upon the cashless exercise of a warrant.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2008 we did not submit any matters to a vote of our security holders.   On January 7, 2008 we announced that we planned to hold a special meeting of shareholders on February 29, 2008 but subsequently announced that the meeting was postponed to a time and date to be determined.

Item 5.  Other Information

On March 31, 2008, the end of our first quarter in 2008, we determined that we no longer qualified as a “foreign private issuer” as that term is defined under the United States securities laws.  Accordingly, we are now subject to the full reporting requirements of the Exchange Act of 1934.

Because we were a “foreign private issuer” as of December 31, 2007, the end of our fiscal year, we will file our 2007 annual report on Form 20-F on or before June 30, 2008.

Item 6.  Exhibits

3.1	Articles of Continuance(1).

3.2	Bylaws (2).

10.1	Securities Purchase Agreement between Current Technology Corporation and Celevoke Inc., dated January 31, 2008, filed herewith
10.2	Securities Purchase Agreement between Current Technology Corporation and MSGI., dated January 10, 2008, filed herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

____________

(1)

 Incorporated by reference from the Company’s annual report on Form 20-F dated December 31, 2003 and filed with the Securities and Exchange Commission on July 8, 2004.

(2)

Incorporated by reference to the Company’s Form 20-F, dated December 31, 2004 and filed July 7, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008

By: /s/ Robert Kramer

Robert Kramer,

Chief Executive Officer

Date: May 15, 2008

 By: /s/ George Chen

George Chen,

Chief Financial Officer

Exhibit 10.1

SECURITIES PURCHASE AGREEMENT

This Securities Purchase Agreement, dated January 31, 2008 (this “Agreement”), is made by and between Celevoke, Inc., a Texas corporation (the “Company”), and Current Technology Corporation, a Canadian corporation (“Purchaser”).

WHEREAS, subject to the terms and conditions set forth in this Agreement and pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder, the Company desires to offer, issue and sell to the Purchaser (the “Offering”), and the Purchaser, desires to purchase from the Company, shares (the “Shares”) of the company’s common stock, (the “Common Stock”).

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained in this in this Agreement, and for other good and valuable consideration the receipt and adequacy of which is hereby acknowledged, the Company and the Purchaser agree as follows:

A.

Subscription

(1)

Subject to the conditions to closing set forth herein, the Purchaser hereby irrevocably subscribes for and agrees to purchase the Shares for the aggregate purchase price of $2,500,000 (the “Subscription Amount”).  The Shares to be issued to a Purchaser hereunder shall consist of 102 shares of Common Stock, which shall constitute, after the issuance thereof, 51% of the outstanding capital stock of the Company.

(2)

The Company shall use its commercially reasonable efforts to hold the closing of the Offering (the “Closing”, and the date of the Closing, the “Closing Date”) within three (3) business days after the date of this Agreement.  The Purchaser shall deliver the applicable Subscription Amount on the applicable wiring date, by wire transfer to the Company in accordance with the wire transfer instructions set forth on Schedule 1.

(3)

Upon execution of this Agreement by the Company, the Company shall issue at the Closing stock certificates representing the shares of Common Stock purchased pursuant to this Agreement, with such share certificates being released to the Company in accordance with the wiring schedule set forth on Schedule 1.  In addition, at Closing the Company shall: (i) deliver to the Purchaser a certificate executed by the Company’s chief executive officer and the vice president of operations stating that the representations and warranties made by the Company in Section C of this Agreement were true and correct in all respects when made and are true and correct in all respects on the date of each such Closing relating to the Shares subscribed for pursuant to this Agreement as though made on and as of such Closing date (provided, however, that representations and warranties that speak as of a specific date shall continue to be true and correct as of the Closing with respect to such date); ii) cause to be delivered to the Purchaser an opinion of counsel covering the items set forth on Schedule 2 hereto and reasonably acceptable to counsel for the Purchaser; and (iii) deliver any consents or approvals of any person listed on Schedule 5(b) or any other third-party required to effect the terms and conditions of this Agreement.

B.

Representations and Warranties of the Purchaser

Purchaser hereby represents and warrants to the Company, and agrees with the Company as follows:

(1)

The purchaser has carefully read the estimated results for the year ended 12/31/07 and projections for the calendar years 2008 and 2009 and related exhibits, and this Agreement (collectively the “Offering Documents”), and is familiar with and understands the terms of the Offering.  The Purchaser has relied only on the information contained in the  Offering Documents and has not relied on any representation made by any other person.  The Purchaser fully understands all of the risks related to the purchase of the Shares.  The Purchaser has carefully considered and has discussed with the Purchaser’s professional legal, tax, accounting and financial advisors, to the extent the Purchaser has deemed necessary, the suitability of an investment in the Shares for the Purchaser’s particular tax and financial situation and has determined that the Shares being subscribed for by the Purchaser are a suitable investment for the Purchaser.   The purchaser recognizes that an investment in the Shares involves substantial risks, including the possible loss of the entire amount of such investment.  The Purchaser further recognizes that the Company has broad discretion concerning the use and application of the proceeds from the Offering.

(2)

The Purchaser acknowledges that (i) the Purchaser has had the opportunity to request copies of any documents, records, and books pertaining to this investment and (ii) any such documents, records and books that the Purchaser requested have been made available for inspection by the Purchaser, the Purchaser’s attorney, accountant or advisor(s).

(3)

The Purchaser and the Purchaser’s advisor(s) have had a reasonable opportunity to ask questions of and receive answers from representatives of the Company or persons acting on behalf of the Company concerning the Offering and all such questions have been answered to the full satisfaction of the Purchaser.

(4)

The Purchaser is not subscribing for Shares as a result of or, to such Purchaser’s knowledge, subsequent to any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio or presented at any seminar, meeting or conference whose attendees have been invited by any general  solicitation or general advertising.

(5)

Purchaser has adequate means of providing for the Purchaser’s current financial needs and contingencies, is able to bear the substantial economic risks of an investment in the Shares for an indefinite period of time, has no need for liquidity in such investment and can afford a complete loss of such investment.

(6)

The Purchaser has sufficient knowledge and experience in financial, tax and business matters to enable the Purchaser to utilize the information made available to the Purchaser in connection with the Offering, to evaluate the merits and risks of an investment in  the Shares and to make an informed investment decision with respect to an investment in the Shares on the terms described in the Offering Documents.

(7)

The Purchaser will not sell or otherwise transfer the Shares without registration under the Securities Act and applicable state securities laws or an applicable exemption therefrom.  The Purchaser acknowledges that neither the offer nor sale of the Shares has been registered under the Securities Act or under the securities laws of any state.  The Purchaser represents and warrants that the Purchaser is acquiring the Shares for the Purchaser’s own account, for investment and not with a view toward resale or distribution within the meaning of the Securities Act.  The Purchaser has not offered or sold the Shares being acquired nor does the Purchaser have any present intention of selling, distributing  or otherwise disposing of such Shares either currently or after the passage of a fixed or determinable period of time or upon the occurrence or non-occurrence of any predetermined event or circumstances in violation of the Securities Act.

(8)

It is understood that certificates evidencing the Shares shall bear the legend set forth in Section D(3).

  (9)       This Agreement has been duly executed by the Purchaser and is, or when delivered in accordance with the terms hereof, will constitute, the valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms, except as may be limited by (i) applicable bankruptcy, insolvency, reorganization or other laws of general application relating to or affecting the enforcement of creditors rights generally, and  (ii) the effect of rules of law governing the availability of specific performance and other equitable remedies.

C.

Representation and Warrants of the Company

The Company hereby makes the following representations and warranties to the Purchaser as of the date of this Agreement and immediately prior to Closing:

(1)

Organization, Good Standing and Qualification.  The Company is a corporation duly organized, validly existing and in good standing under the laws of the States of Texas and has full corporate power and authority to conduct its business as currently conducted.  The Company is duly qualified to do business as a foreign corporation and is in good standing in all jurisdictions in which the character of the property owned or leased or the nature of the business transacted by it makes qualification necessary, except where the failure to be so qualified would not have a material adverse effect of the business, properties, assets, financial condition, prospects or results of operations of the Company taken as a whole (a “Material Adverse Effect:”).  The Company has no subsidiaries.

(2)

Capitalization.  The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, no par value per share, and  10,000,000 shares of preferred stock, no par value per share.  As of January 15, 2008, there were (i) 100 shares of Common Stock issued and outstanding and 0 shares of preferred stock outstanding;  (ii) 0 shares of Common Stock reserved for issuance to employees, directors and consultants pursuant to the Company’s N/A Stock Option Plan, of which 0 shares of Common Stock were subject to outstanding options.  Other than as set forth above:  (i) none of the Company’s capital stock is subject to preemptive rights or any other similar rights or any liens or encumbrances suffered or permitted by the Company;  (ii) there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, or exercisable or exchangeable for, any capital stock of the Company, or contracts, commitments, understandings or arrangements by which the Company is or may become bound to issue additional capital stock of the Company or options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, or exercisable or exchangeable for, any capital stock of the Company;  (iii) there are no agreements or arrangements under which the Company is obligated to register the sale of any of their securities under the Securities Act (except pursuant to this Agreement);  (iv) there are no outstanding securities or instruments of the Company which contain any redemption or similar provisions, and there are no contracts, commitments, understandings or arrangements by which the Company is or may become bound to redeem a security of the Company;  (v) there are no securities or instruments containing anti-dilution or similar provisions that will be triggered by the issuance of the Shares;  (vi) the Company does not have any stock appreciation rights or “phantom stock” plans or agreements or any similar plan or agreement; and (vii) the Company has no liabilities or obligations other than disclosed in the Offering Documents, other than those incurred in the ordinary course of the Company’s business and which, individually or in the aggregate, do not or would not have a Material Adverse Effect.

(3)

Issuance.  The issuance of the Shares has been duly and validly authorized by all necessary corporate and stockholder action, and the Shares, when issued and paid for pursuant to this Agreement, will be validly issued, fully paid and non-assessable shares of Common Stock of the Company and will be free from all preemptive or similar rights, taxes, liens and charges with respect to the issue thereof.

(4)

Authorization; Enforceability.  The Company has all corporate right, power and authority to enter into this Agreement and to consummate the transactions contemplated hereby.  All corporate action on the part of the Company, its directors and stockholders necessary for the authorization, execution, delivery and performance of this Agreement by the Company, the authorization, sale, issuance and delivery of the Shares contemplated herein and the performance of the Company’s obligations hereunder has been taken.   This Agreement has been duly  executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms and subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules of law governing specific performance, injunctive relief or other equitable remedies, and to limitations of public policy.  The issuance and sales of the Shares contemplated hereby will not give rise to any preemptive rights or rights of first refusal of behalf of any person.

(5)

No Conflict; Governmental and Other Consents.

(a)

The execution and delivery by the Company of this Agreement and the consummation of the transactions contemplated hereby will not (i) result in the violation of any law, statue, rule, regulation, order, writ, injunction, judgement or decree of any court or governmental authority to or by which the Company is bound,  (ii) conflict with or violate any provision of the Articles of Incorporation or Bylaws of the Company, and (iii) will not conflict with, or result in a breach or violation of, any of the terms or provisions of, or constitute (with  due notice or lapse of time or both) a default under, or give to others any rights of termination, amendment, acceleration or cancellation of (with or without notice, lapse of time or both) any lease, loan agreement, mortgage, security agreement, trust indenture or other agreement or instrument to which the Company is a party or by which it is bound or to which any of its properties or assets is subject, nor result in the creation or imposition of any lien upon any of the properties of assets of the Company except to the extent that any such violation, conflict or breach would not be reasonably likely to have a Material Adverse Effect.

(b)

Except as set forth in Schedule C(5)(b) attached hereto, no consent, approval, authorization or other order of any governmental authority or other third-party is required to be obtained by the Company in connection with the authorization, execution and delivery of this Agreement or with the authorization, issue and sale of the Shares, except such post-Closing filings as may be required to be made with the Securities and Exchange  Commission (the “SEC”),  and with any state or foreign blue shy or securities regulatory authority.

(6)

Litigation.  There are no pending or, to the Company’s knowledge, threatened legal or governmental proceedings against the Company, which, if adversely determined, would be reasonably likely to have a Material Adverse Effect.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board or body (including, without limitation, the SEC) pending or, to the knowledge of the Company, threatened against or affecting the Company wherein an unfavourable decision, ruling or finding could adversely affect the validity or enforceability of, or the authority or ability of the Company to perform its obligations under this Agreement.

(7)

Offering Documents.  The Offering Documents are a fair indication of management’s reasonable estimates of the business and financial projections of the Company  and are based on management’s reasonable assumptions for the achievement of business objectives and financial milestones.

(8)

Accounting Controls.  The Company maintains a system of internal accounting controls sufficient to provide reasonable assurances that (i) transactions are executed in accordance with management’s general or specific authorization;  (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with GAAP and to  maintain accountability for assets;  (iii) access to assets is permitted only in accordance with management’s general or specific authorization;  and (iv) the recorded accountability for assets is compared with existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

(9)

Subsidiaries.  The Company has no direct or indirect Subsidiaries.

(10)

Indebtedness.  The Offering Documents reflect as of the date thereof all outstanding secured and unsecured Indebtedness (as defined below) of the Company, or for  which the Company has commitments.  For purposes of this Agreement, “Indebtedness” shall mean (a) any liabilities for borrowed money or amounts owed (other than trade accounts payable incurred in the ordinary course of business),  (b) all guaranties, endorsements and other contingent obligations in respect of Indebtedness of others, whether or not the same are or should be reflected in the Company’s balance sheet (or the notes thereto), except guaranties by endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business;  and (c) the present value of any lease payments due under leases required to be capitalized in accordance with GAAP.  The Company is not in default with respect to any Indebtedness.  The Company is not insolvent and will not be insolvent after giving effect to the transactions contemplated herein.  For purposes of this Paragraph, “insolvent” shall mean an inability to pay debts when due.

(11)

Certain Fees.  No brokers’, finders’ or financial advisory fees or commissions will be payable by the Company with respect to the transactions contemplated by the Agreement.

(12)

Material Agreements.  Except as set forth on Schedule C (12), the Company is not a party to any written or oral contract, instrument, agreement, commitment, obligation, plan or arrangement, (each, a “Material Agreement”).  The Company has in all material respects performed all the obligations required to be performed by them to date under the foregoing agreements, has received no notice of default by the Company that is a party thereto, as the case may be, and, to the Company’s knowledge, are not in default under any Material Agreement now in effect, the result of which would be reasonably likely to have a Material Adverse Effect.

(13)

Transactions with Affiliates.  Except as set forth of Schedule C (13), there are no loans, leases, agreements, contracts, royalty agreements, management contracts or arrangements or other continuing transactions between (a) the company or any of its customers or suppliers on the one hand, and (b) on the other hand, any person who would be covered by Item 404(a) of Regulation S-K or any company or other entity controlled by such person.

(14)

Taxes.  The Company has prepared and filed all federal, state, local, foreign and other tax returns for income, gross receipts, sales, use and other taxes and custom duties (“Taxes”) required by law to be filed by it, except for tax returns, the failure to file which, individually or in the aggregate, do not and would not have a Material Adverse Effect.  Such filed tax returns are complete and accurate, except for such omissions and inaccuracies, which individually or in the aggregate, do not and would not have a Material Adverse Effect.   The Company has paid or made provisions for the payment of all Taxes shown to be due on such tax returns and all additional assessments, and adequate provisions have been and are reflected in the Offering Documents for all current Taxes to which the Company is subject and which are not currently due and payable, except for such Taxes which, if unpaid, individually or in the aggregate, do not and would not have a Material Adverse Effect.  None of the federal income tax returns of the Company for the past five years have been audited by the Internal Revenue Service.  The Company has not received written notice of any assessments, adjustments or contingent liability (whether federal, state, local or foreign) in respect of any Taxes pending or threatened against the Company for any period which, if unpaid, would have a Material Adverse Effect.

(15)

Issuance.  The Company is insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as the Company believes are prudent and customary in the business in which the Company is engaged.  The Company does  not have any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business without an increase in cost significantly greater than general increases in cost experienced for similar companies in similar industries with respect to similar coverage.

(16)

Environmental Matters.  All real property owned, leased or otherwise operated by the Company is free of contamination from any substance, waste or material currently identified to be toxic or hazardous pursuant to, within the definition of a substance which is toxic or hazardous under, or which may result in liability under, any Environmental Law (as defined below), including, without limitation, any medical waste, asbestos, polychlorinated byphenyls, radioactive substance, methane, volatile hydrocarbons, industrial solvents, oil or petroleum or chemical liquids or solids, liquid or gaseous products, or any other material or substance (“Hazardous Substance”) which has caused or would reasonably be expected to cause or constitute a threat to human health or safety, or an environmental hazard in violation of Environmental Law or to result in any environmental liabilities that would be reasonably likely to have a Material Adverse Effect.  The Company has not caused or suffered to occur any release, spill, migration, leakage, discharge, disposal, uncontrolled loss, seepage, or filtration of Hazardous Substances that would reasonably be expected to result in environmental liabilities that would be reasonably likely to have a Material Adverse Effect.  The Company has generated, treated, stored, and disposed of any Hazardous Substances in compliance with applicable Environmental Laws, except for such non-compliances that would not be reasonably likely to have a Material Adverse Effect.  The Company has obtained, or has applied for, and is in compliance with and in good standing under all permits required under Environmental laws (except for such failures that would not be reasonably likely to have a Material Adverse Effect) and the Company has no knowledge of any proceedings to substantially modify or to revoke any such permit.  There are no investigations, proceedings or litigation pending or, to the Company’s knowledge, threatened against the Company or any of the Company’s facilities relating to Environmental Laws or Hazardous Substances.  “Environmental Laws’ shall mean all federal, amended or supplemented from time to time, and any judicial or administrative interpretation thereof, including orders, consent decrees or judgements relating to the regulation and protection of human health, safety, the environment and natural resources.

(17)

Intellectual Property Rights and Licences.  To the best of the Company’s knowledge and belief, the Company owns all right, title and interest or has the right to use any and all information, know-how, trade secrets, patents, patent applications, copyrights,  trademarks, service-marks, trade names, software, formulae, methods, processes and other intangible properties that are of such a nature and significance to the business in connection with its present activities and plans that the failure to own or have the right to use such items would have a Material Adverse Effect (“Intangible Rights”).  Apart from a trademark which the Company is no longer pursuing, the Company has not received any notice that it is in conflict with or infringing upon the asserted intellectual property rights of others in connection with the Intangible Rights, and, to the Company’s knowledge, neither the use of the Intangible Rights nor the operation of the Company’s businesses is infringing or has infringed upon any valid intellectual property rights of others.  The Company has not sent written notice to any third parties suspected of infringing any of the Intangible Rights, and the Company has no knowledge of any such infringement.  All payments have been duly made that are necessary to maintain the Intangible Rights in force.  No claims have been made, and to the Company’s knowledge, no claims are threatened, that challenge the validity or scope of any Intangible Right of the Company.  The Company has taken reasonable steps to obtain and maintain in force all licenses and other permissions under Intangible Rights of third parties necessary to conduct their businesses as heretofore conducted by them, and now being conducted by them, and as expected to be conducted, and the Company is not or has not been in material breach of any such license  or other permission.  All employees and independent contractors providing research and/or development services to the Company have executed agreements that provide for assignment, licensing, or other opportunity for access of all intellectual property developed as a result of said research and/or development to said Company.  None of the Intangible Rights have been or is currently under an inventorship challenge.  None of the Intangible Rights have been or is currently involved in any interference or opposition proceedings either in the U.S. or any other country.

(18)

Labor, Employment and Benefit Matters.

(a)

The Company currently has 6 employees.

(b)

Each employee benefit plan is in compliance with all applicable law, except for such noncompliance that would not be reasonably likely to have a Material Adverse Effect.

   (c)

The Company does not have any liabilities, contingent or otherwise, including without limitation, liabilities for retiree health, retiree life, severance or retirement benefits, which are not fully reflected in the Offering Documents.  The term “liabilities” used in the preceding sentence shall be calculated in accordance with reasonable actuarial assumptions.

(d)

The Company has not (i) terminated any “employee pension benefit plan” as defined in Section 3(2) of ERISA (as defined below) under circumstances that present a material risk of the Company  incurring any liability or obligation that would be reasonably  likely to have a Material Adverse Effect, or (ii) incurred or expects to incur any outstanding  liability under Title IV of the Employee Retirement Income Security Act of 1974, as amended and all rules and regulations promulgated thereunder (“ERISA”).

(19)

Compliance with Law.  The Company is in compliance with all applicable laws, except for such non-compliance that would not have a Material Adverse Effect.  The Company is not in violation (or of any investigation, inspection, audit or other proceeding by any governmental entity involving allegations of any violation) of any applicable law involving or related to the Company which has not been dismissed or otherwise disposed of that would be reasonably likely to have a Material Adverse Effect.  The Company has not received notice or otherwise has any knowledge that the Company is charged with, threatened with or under investigation with respect to, any violation of any applicable  law that would reasonably be likely to have a Material adverse Effect.  Neither the Company nor any employee or agent of the Company has made, any contribution or other payment to any official of, or candidate for, any federal, state or foreign office in violation of any law.  The Company and each of its directors, officers, employees and agents have complied in all material respects with the Foreign Corrupt Practices Act of 1977, as amended, and any related rules and regulations.

(20)

Ownership of Property.  The Company has (i) good and marketable fee simple title to its owned real property, if any, free and clear of all liens, except for liens which do not individually or in the aggregate have a Material Adverse Effect;  (ii) a valid leasehold interest  in all leased real property, and each of such leases is valid and enforceable in accordance with its terms (subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules of law governing specific performance, injunctive relief or other equitable remedies, and to limitations of public policy) and is in full force and effect, and (iii) good title to, or valid leasehold interests in, all of its other properties and assets free and clear of all liens, except for liens which do not individually or in the aggregate have a Material Adverse Effect.

(21)

Use of Proceeds.  The Company intends that the net proceeds from the Offering will be used as set forth in the Offering Documents.

(22)

Permits.  The Company has all material franchises, permits, licenses, authorizations, approvals, registrations and any similar authority (the “Permits”) necessary for the conduct of its business as now being conducted by it and believes it can obtain any similar authority for the conduct of its business as currently planned by the Company to be conducted.  The Company is not in violation in any material respect of, or default in any material respect under, any such Permits.  All such Permits are in full force and effect, and to the Company’s knowledge, no violations in any material respect have been recorded in respect of any such Permits;  no proceeding is pending or, to the Company’s knowledge, threatened to revoke or limit any such Permit;  and no such Permit will be suspended, cancelled or adversely modified as a result of the execution and delivery of this Agreement.

(23)

Disclosure.  The Company understands and acknowledges that the Purchaser will rely on the foregoing representations in effecting transactions in securities of the Company.  All disclosure provided by the Company to the Purchaser regarding the Company, its business and the transactions contemplated hereby furnished by or on the behalf of the Company are true and correct in all material respects and do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements made therein, in light of the circumstances under which they were made, not misleading.  To the Company’s knowledge, no material event or circumstance has occurred or information exists with respect to the  Company or its business, properties, operations of financial conditions, which under applicable law, rule or regulation, requires public disclosure or announcement by the Company but which has not been so publicly announced or disclosed.

D. Understandings

The Purchaser understands, acknowledges and agrees with the Company as follows:

(1) No federal or state agency or authority has made any finding or determination as to the accuracy or adequacy of the Offering Documents or as to the fairness of the terms of the Offering nor any recommendation or endorsement of the Shares.  Any representation to the contrary is a criminal offence.  In making an investment decision, the Purchaser must rely on its own examination of the Company and the terms of the Offering, including the merits and risks involved.

(2) The Offering is intended to be exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D thereunder, which is in part dependent upon the truth, completeness and accuracy of the statements made by the Purchaser herein.

(3) The Purchaser acknowledges that the certificates representing the Shares shall be stamped or otherwise imprinted with a legend substantially in the following form:

The securities represented hereby have not been registered under the Securities Act of 1933, as amended, or any state securities laws and neither the securities nor any interest therein may be offered, sold, transferred, pledged or otherwise disposed of except pursuant to an effective registration under such act or an exemption from registration, which, in the opinion of counsel reasonably satisfactory to this corporation, is available.

E.  Additional Agreements at Closing;  Covenants of the Company

(1) Prior to Closing, the Company, shareholders of the Company, and the Purchaser will enter into an Investor Rights Agreement in the form Exhibit A, which will include the following: (i) election of Robert Kramer to the Company Board of Directors; (ii) a requirement that certain actions by the Company requires consent of the Purchaser, unless approved unanimously by the Company Board of Directors; (iii) rights of first refusal and tag along rights for Purchaser with respect to any transfers by shareholders of Company common stock; other matters to be agreed upon by the parties.

(2) Prior to Closing, the Company has entered into agreements with the following individuals, in the form of individual Executive Employment and Compensation Agreements attached as Exhibit B, with monthly cash compensation for each executive to be paid commencing January 1, 2008, as follows:

Executive Position	Position	Monthly Amount
C. Allen	CEO	$12,500
B. Allen	VP Operations	$ 8,500
R. Kramer	CFO	$ 5,000

(3)  Prior to Closing, Purchaser shall enter into stock option agreements with three individuals evidencing the grant of options to acquire an aggregate of 50.0 million shares of Purchaser’s common stock, with the initial grant of an aggregate 12.5 million shares vesting immediately (or 25% of each individuals’ grant), and the remaining amounts subject to vesting based on the Company attaining net pre-tax profit.

(4) The parties acknowledge and agree that the Company’s CEO and CFO (post Closing) must prepare and approve a budget within 30 days of Closing.  The Company agrees to operate within the budget in the form approved by these officers.

F. Miscellaneous

(1) All pronouns and any variations thereof used herein shall be deemed to refer to the masculine, feminine, singular or plural, as identity of the person or persons may require.

(2) Any and all notices or other communications or deliveries required or permitted to be provided hereunder shall be in writing and shall be deemed given and effective on the earliest of (a) the date of transmission, if such notice or communication is delivered via facsimile or email at the facsimile number or email address specified below, or (b) upon actual receipt by the party to whom such notice is required to be given.  For any correspondence or notice sent by email or facsimile a confirming copy of such correspondence or notice must also be sent overnight by an internationally recognized overnight delivery service (charges prepaid).

(i)

if to the Company, at

Celevoke, Inc.

1308 North Main St.

Liberty, Texas, 77575

or such other address as it shall have specified to the Purchaser in writing, with a copy (which shall not constitute notice) to:

ii)

if to the Purchaser, at

Current Technology Corporation

Suite 1430, 800 West Pender Street

Vancouver, BC, Canada V6C 2V6

Telephone: 604-684-2727

Facsimile:  604-684-0526

Attention:  Robert Kramer

(3) No provision of this Agreement may be waived or amended except in a written instrument signed, in the case of an amendment, by the Company and Purchaser or, in the case of a waiver, by the party against whom enforcement of any such waiver is sought.  No waiver of any default with respect to any provision, condition or requirement of this Agreement shall be  deemed to be a continuing waiver in the future or a waiver of any subsequent default or a waiver of any other provision, condition or requirement hereof, nor shall any delay or omission of any party to exercise any right hereunder in any manner impair the exercise of any such right.

(4) This Agreement shall be binding upon and inure to the benefit of the parties and their successors and permitted assigns.  This Agreement or any rights or obligations hereunder may not be assigned.

(5) All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of Colorado, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Colorado or any other jurisdictions) that would cause the application of the laws of any jurisdictions other that the State of Colorado.  Each party hereby irrevocably submits to the exclusive jurisdiction of the state and federal courts sitting in the State of Colorado, for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that  the venue of such suit, action or proceeding is improper.  EACH PARTY HEREBY  IRREVOCABLY WAIVES ANY RIGHT IT MAY HAVE, AND AGREES NOT TO REQUEST, A JURY TRIAL FOR THE ADJUDICATION OF ANY DISPUTE HEREUNDER OR IN CONNECTION WITH OR ARISING OUT OF THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED HERBY.

(6) If any provision of the Agreement is held to be invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed modified to conform with such statue or rule of law.  Any provision hereof that may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provisions hereof.

(7) The parties understand and agree that, unless provided otherwise herein, money damages would not be a sufficient remedy for any breach of the Agreement by the Company or the Purchaser and that the party against which such breach is committed shall be entitled to equitable relief, including injunction and specific performance, as a remedy for any such breach.  Such remedies shall not, unless provided otherwise herein, be deemed to be the exclusive remedies for a breach by either party of the Agreement but shall be in addition to all other remedies available at law or equity to the party against which such breach is committed.

(8) The Offering Documents, together with the exhibits and schedules thereto constitutes the entire agreement between the parties hereto with respect to the subject matter hereof.

(9) This Agreement may be executed in two or more counterparts, all of which when taken together shall be considered one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party, it being understood that both parties need not sign the same counterpart.  In the event that any signature is delivered by facsimile transmission or email attachment, such signature shall create a valid and binding obligation of the party executing (or on whose behalf such signature is executed) with the same force and effect as if such facsimile or email-attached signature page were an original thereof.

SIGNATURE PAGE

The Purchaser hereby subscribes for 102 Shares and agrees to be bound by the terms and conditions of this Agreement.

PURCHASER

CURRENT TECHNOLOGY CORPORATION

By: /s/ Robert Kramer

Robert Kramer, Chief Executive Officer

ACCEPTED BY:

CELEVOKE, INC.

By: /s/ Alvin C. Allen

Alvin C. Allen, President

Schedule 1

Purchaser Payment Schedule

The 51% of the Company’s shares to be issued at Closing are to be delivered to Purchaser by an escrow agent of the following dates immediately after receipt of the subscription payment set forth below:

Date

Number of Shares

Subscription Amount

Closing

20

$500,000 (paid 1/4/08)

January 31, 2008

20

$500,000

February 28, 2008

20

$500,000

March 31, 2008

20

$500,000

April 15, 2008

22

$500,000

In the event any of the above payments is not made when due, the Company’s shareholders, by majority vote, may elect to limit Purchaser’s subscription to the amounts already received, and any shares still held in escrow will be returned to the Company and cancelled.  Purchaser’s subscription will be limited to shares already paid for and received.

Schedule 2

Matters to be Included in Legal Opinion

1.

The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Texas with corporate power to own or lease its properties and conduct its business as described in the Purchase Agreement.  The Company has no subsidiaries.

2.

The Company has the corporate power and authority to execute and deliver the Agreements, to perform its obligations thereunder and to consummate the transactions contemplated thereby.

3.

The Agreements have been duly authorized, executed and delivered by the Company.

4.

The shares of Company common stock issued pursuant to the Purchase Agreement have been duly and validly authorized, and are fully paid and non-assessable.

5.

The Company’s authorized capital is as set forth in the Purchase Agreement.

6.

No consent, approval, authorization, order, registration or qualification of or with any court or governmental agency or governmental body is required for the consummation by the Company of the transactions contemplated by the Purchase Agreement, except for filings as may be required for compliance with federal, state and foreign securities laws.

7.

There are no material, legal or governmental proceedings pending to which the Company is a party or of which any property of the Company is the subject; and no such proceedings are threatened by governmental authorities or by others.

8.

The sale of the Shares by the Company, and the compliance by the Company with all of the provisions of the Purchase Agreement, will not result in any violation of the provisions of the Articles of Incorporation or Bylaws of the Company.

9.

The sale of the Shares, and the compliance by the Company with all of the provisions of the Purchase Agreement, will not result in any violation of any statute or any order, rule or regulation known to the undersigned of any court or governmental agency or governmental body having jurisdiction over the Company, or any of its properties, except to the extent that such violation would not have a material adverse effect on the business, financial condition, results of operations, present or prospective, of the Company, when taken as a whole.

Exhibit 10.2

January 10, 2008

CURRENT TECHNOLOGY CORPORATION

(a corporation formed under the laws of the Canada Business Corporations Act)

Private Placement of up to 25,000,000 Units

Purchase Price:  $0.10 per Unit

Each Unit Consisting of One Share of Common Stock and One Five-Year Warrant to Purchase One Share of Common Stock at an Exercise Price of $0.15 per Share

SUBSCRIPTION AGREEMENT AND INVESTMENT LETTER

THE UNITS OFFERED HEREBY (THE “UNITS” OR “SECURITIES”) ARE OFFERED BY CURRENT TECHNOLOGY CORPORATION (THE “COMPANY” OR “CTC”) THROUGH ITS OFFICERS AND DIRECTORS, ALTHOUGH THE COMPANY MAY PAY FINDERS FEES OR COMMISSIONS TO PERSONS WHO INTRODUCE INVESTORS TO THE COMPANY.  THE UNITS ARE OFFERED ON A “BEST EFFORTS” BASIS (THE “OFFERING”) PURSUANT TO SECTION 4(2) AND REGULATION D, RULE 506, PROMULGATED UNDER THE SECURITIES ACT OF 1933 (THE “ACT”). THE OFFERING IS DIRECTED SOLELY TO PERSONS WHO MEET THE DEFINITION OF “ACCREDITED INVESTOR” SET FORTH IN RULE 501(A) OF REGULATION D.  THE UNITS ARE NOT CURRENTLY REGISTERED UNDER THE ACT NOR THE SECURITIES LAWS OF ANY STATE OR OTHER JURISDICTION AND ARE “RESTRICTED SECURITIES” AS DEFINED IN RULE 144 UNDER THE ACT.  THE UNITS MAY NOT BE OFFERED OR SOLD UNLESS THEY ARE REGISTERED UNDER THE ACT OR AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE ACT IS AVAILABLE.  THE DELIVERY OF THIS DOCUMENT DOES NOT CONSTITUTE AN OFFER OR SOLICITATION WITH RESPECT TO THE SECURITIES IN ANY JURISDICTION IN WHICH SUCH OFFER OR SOLICITATION WOULD BE UNLAWFUL.

THIS SUBSCRIPTION AGREEMENT AND INVESTMENT LETTER HAS BEEN PREPARED FOR DISTRIBUTION TO A LIMITED NUMBER OF PERSONS (THE “INVESTORS” OR “OFFEREES”) TO ASSIST THEM IN EVALUATING A PROPOSED INVESTMENT IN SECURITIES OF THE COMPANY. THIS DOCUMENT CONSTITUTES AN OFFER ONLY TO THE PERSON TO WHOM IT IS DELIVERED BY THE COMPANY.  SUBSCRIPTIONS WILL BE ACCEPTED ONLY FROM PERSONS DEEMED ELIGIBLE UNDER THE CRITERIA SET FORTH IN THIS DOCUMENT.  THE COMPANY RESERVES THE RIGHT TO REJECT ANY SUBSCRIPTION WHETHER OR NOT FUNDS HAVE BEEN RECEIVED BY THE COMPANY.

THESE SECURITIES INVOLVE A VERY HIGH DEGREE OF RISK AND SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT.

ALL PURCHASERS IN THIS OFFERING WILL BE REQUIRED TO REPRESENT IN WRITING TO THE COMPANY THAT THEY MEET THE INVESTOR CRITERIA SET FORTH HEREIN.  IN ADDITION, PURCHASERS WILL BE REQUIRED TO FURNISH WRITTEN EVIDENCE OF COMPLIANCE WITH ANY ADDITIONAL OR GREATER SUITABILITY STANDARDS AS MAY BE IMPOSED UNDER APPLICABLE SECURITIES LAWS.

THIS OFFERING HAS NOT BEEN REVIEWED BY, AND THESE SECURITIES HAVE NOT BEEN RECOMMENDED BY, ANY FEDERAL OR STATE SECURITIES COMMISSION OR REGULATORY AUTHORITY.  FURTHERMORE, THE FOREGOING AUTHORITIES HAVE NOT CONFIRMED THE ACCURACY OR DETERMINED THE ADEQUACY OF THIS DOCUMENT.  ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

The Securities cannot be sold, transferred, assigned or otherwise disposed of except in compliance with the restrictions on transfer contained in this Subscription Agreement and Investment Letter and applicable securities laws.

This Subscription Agreement and Investment Letter (the “Agreement”) is entered into for the purpose of accepting an Offer to purchase Units in the Company. The Units will be issued at the rate of $0.10 per Unit. Each Unit consists of one share of the Company’s common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.15 per share.

It is understood that this Agreement is not binding until the Company accepts it in writing, and that it then becomes binding in accordance with the terms of this Agreement. In connection with the undersigned’s investment in the Company, the undersigned subscriber (the “Subscriber”) is asked to make the representations set forth in this Agreement.

Receipt and Review of Information and Documents.

All information set forth herein is given as of the date set forth on the cover page.  The following documents are available to subscribers upon request and, if requested by the undersigned, have been delivered to and received and reviewed by the undersigned:  (i) the Company's Form 20-F for the year ended December 31, 2006, which includes audited financial statements as of December 31, 2006 and for the two fiscal years then ended (the “Form 20-F”); (ii) the Company’s quarterly report for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 all as filed with the British Columbia Securities Commission on its SEDAR filing system; and iii) press releases issued by the Company and dated December 5, 2007 and January 7, 2008.  In addition, the undersigned represents that he or she has received all other documents which the undersigned deemed necessary to confirm the information set forth herein which were requested by the undersigned.  All of the foregoing documents have been reviewed by the undersigned and, to the extent deemed appropriate by the undersigned, by his financial and legal advisors.

Description of Common Stock.

The Company currently is authorized to issue an unlimited number of no par value common stock and no par value Class A preference shares.  As of December 31, 2007, the Company had 103,892,023 shares of common stock outstanding and no preference shares outstanding.

Each share of common stock is entitled to share pro rata in dividends and distributions, if any, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available for such purpose. No holder of any shares of common stock has any preemptive rights to subscribe for any securities of the Company.  Upon liquidation, dissolution or winding up of the Company, each share of the common stock is entitled to share ratably in the amount available for distribution to holders of common stock.  All shares of common stock presently outstanding are fully paid and nonassessable.

Each shareholder is entitled to one vote for each share of common stock held.  There is no right to cumulate votes for the election of directors.  This means that holders of more than 50% of the shares voting for the election of directors can elect all of the directors if they choose to do so, and in such event, the holders of the remaining less than 50% of the shares voting for the election of directors will not be able to elect any person or persons to the Board of Directors.

Use of Proceeds.

Net proceeds of this Offering will be used to provide working capital to Celevoke, Inc.  It will be necessary for the Company to raise additional equity or debt financing. There can be no assurance that the Company will be able to raise any additional funding.

Risk Factors.

Risks Associated with the Company

Please refer to the Company’s Form 20-F for some of the risks associated with the Company.

Risks Associated with the Offering

Arbitrary Determination of Offering Price.  The Offering price of the Units has been determined arbitrarily by management’s subjective assessment of the Company's current position and prospects and the current trading price of the Company’s common stock.  The Offering price does not bear a relationship to the Company's assets, book value or other recognized criteria of value and should not be regarded as an objective valuation or an indication of any future resale value of the shares of common stock underlying the Units.

Lack of Marketability of Shares and Warrants.  The shares of common stock and warrants underlying the Units are restricted securities as that term is defined under Rule 144 of the Act.  Therefore, neither the shares nor the warrants may not be readily liquidated in the event of an emergency.  Purchasers must be prepared to hold the Securities for an indefinite period of time.

No Dividends.  The Company does not intend to declare any dividends in the foreseeable future.  Investors who require income from dividends should not purchase these Securities.

Investor Representations and Qualifications.

The Offering is being conducted in reliance upon the non-public offering exemptions from registration provided in Sections 4(2) of the Act and Regulation D, Rule 506 promulgated under the Act.  No registration statement or other filing has been made with the Securities and Exchange Commission.  The conditions of these exemptions include, but are not limited to, satisfaction of certain requirements pertaining to the purchasers of the Securities offered hereby.

1)

Limitations on Resale of Securities Acquired in this Offering.  The Securities acquired in this offering will be “restricted securities” and may in the future be sold only in compliance with limited exemptions from registration under the Act, the availability of which must be established to the satisfaction of the Company.  The following legends will be placed on the certificates evidencing the shares and warrants:

The securities represented by this Certificate have not been registered under the Securities Act of 1933 (the “Act”) and are “restricted securities” as that term is defined in Rule 144 under the Act.  The securities may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the corporation.

The security represented by this certificate is subject to a hold period expiring on January 3, 2009 and may not be traded in British Columbia until the expiry of the hold period, except as permitted by the Securities Act (British Columbia) and Regulations made under the Act.

In addition, stop transfer instructions regarding the Securities will be issued to the transfer agent of the Company.  The Company will refuse to register any transfer of the Securities not made pursuant to registration under the Act, or pursuant to an available exemption from registration.

2)

Receipt and Review of Information.  The Subscriber has received and reviewed the documents listed above, and has been given the opportunity to discuss the business, properties, financial condition, and affairs of the Company with its management.  The Subscriber has reviewed this information and his contemplated investment with his legal, investment, financial, and tax and accounting advisors to the extent the undersigned deems such review necessary.  As a result, the undersigned is cognizant of the financial condition, capitalization, and proposed operations and financing of the Company, and the Subscriber has available full information concerning its affairs and has been able to evaluate the merits and risks of the investment in the Securities.  Further, the Subscriber represents that all of his questions have been answered and that all information requested has been provided.

3)

Investor Has Not Relied on Other Information.  The Subscriber acknowledges and understands that the Company has not authorized any person to make any statements on its behalf which would in any way contradict any of the information which the Company has provided to the Subscriber in writing, including the information set forth in this Agreement.  The Subscriber further represents to the Company that the Subscriber has not relied upon any such representations regarding the Company, its business or financial condition, or this transaction in making any decision to acquire the Securities offered hereby.  If the Subscriber becomes aware of conflicting information, the undersigned will discuss this with management of the Company.

4)

Sophisticated Investor/Accredited Investor Status.  The Subscriber represents that he is a sophisticated investor in securities with companies in the development stage and acknowledges that he is able to fend for himself, can bear the economic risk of his investment, and has such knowledge and experience in financial or business matters that he is capable of evaluating the merits and risks of the investment in the Securities. In addition, the Securities will be sold only to persons who are “accredited investors” as defined under the federal securities laws.   Subscribers are asked to furnish information and representations sufficient for the Company to confirm the subscriber's status as an accredited investor in order for the Company to comply with its obligations to demonstrate compliance with federal and with state securities laws.  Please indicate each of the following categories in which the undersigned qualifies:

An employee benefit plan within the meaning of Title I of the Employee Retirement Income Security Act of 1974, if the investment decision is made by a plan fiduciary, as defined in Section 3(21) of such Employee Retirement Income Security Act, which is either a bank, savings and loan association, insurance company or registered investment advisor, or if the employee benefit plan has total assets in excess of $5,000,000 or, if a self directed plan, with investment decisions made solely by persons that are otherwise accredited investors.

A trust with total assets in excess of $5,000,000 not formed for the specific purpose of acquiring the Shares, whose purchase is directed by a person who has such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of an investment in the Shares.

A bank as defined in Section 3(a)(2) of the Act, or a savings and loan association or other institution as defined in Section 3(a)(5)(A) of the Act, whether acting in its individual or fiduciary capacity.

A private business development company as defined in Section 202(a)(22) of the Investment Advisors Act of 1940.	A broker or dealer registered pursuant to Section 15 of the Securities Exchange Act of 1934.

An organization described in Section 501(c)(3) of the Internal Revenue Code, or a corporation, Massachusetts or similar business trust, or a partnership (in each case not formed for the specific purpose of acquiring the Shares) with total assets in excess of $5,000,000.

An insurance company as defined in Section 2(13) of the Act.

An investment company registered under the Investment Company Act of 1940 or a business development company as defined in Section 2(a)(48) of the Investment Company Act of 1940.

A natural person whose net worth, individually or jointly with spouse, exceeds $1,000,000 at this time (including the value of that person's principal residence valued at either (x) cost, including cost of improvements, net of current encumbrances on the property, or (y) the appraised value of the property as determined by a written appraisal used by an institution lender making a loan to that person secured by the property, including subsequent improvements, net of current encumbrances on the property).

A Small Business Investment Company licensed by the U.S. Small Business Administration under Section 301(c) or (d) of the Small Business Investment Act of 1958.

A plan established and maintained by a state, its political subdivisions, or any agency or instrumentality of a state or its political subdivisions, for the benefit of its employees, if such plan has total assets in excess of $5,000,000.

A natural person who had an individual income in excess of $200,000 in each of the two most recent calendar years or joint income with spouse in excess of $300,000 in each of those years and has a reasonable expectation of reaching the same level of income in the current calendar year.

Any entity in which all the equity owners are accredited investors (i.e., by virtue of their meeting any of the other tests for an “accredited investor”).

Any director or executive officer of the Company.

Miscellaneous.

This Agreement may be amended or modified only in writing signed by the parties.

This Agreement binds and inures to the benefit of the representatives, successors and permitted assigns of the respective parties.

This Agreement is made under, shall be construed in accordance with and shall be governed by the laws of the State of Colorado.

Any controversy, claim, dispute and matters of difference with respect to this Agreement and the transactions contemplated hereby shall be resolved through submission to arbitration in Denver, Colorado according to the rules and practices of the American Arbitration Association from time to time in force.

By the undersigned's execution below, it is acknowledged and understood that the Company is relying upon the accuracy and completeness hereof in complying with certain obligations under applicable securities laws.  The undersigned recognizes that the sale of the Units by the Company will be based upon his representations and warranties set forth herein and the statements made by the undersigned herein.

The representations and warranties made by the Company, and attached hereto as Schedule B, which forms part of this Agreement.

The “Summary of Offering” attached hereto as Schedule A forms a part of this Agreement.

The 5 equal monthly installments of $500,000 each referred to in Schedule A are to be paid as follows:

Date	Amount
January 4, 2008*	$500,000
January 31, 2008	$500,000
February 28, 2008	$500,000
March 31, 2008	$500,000
April 15, 2008	$500,000

* The first installment is to be paid directly to Celevoke, Inc.

Definitive legal documentation shall (i) be fully executed and delivered within 30 calendar days of the date hereof, and (ii) contain such additional and supplementary provisions, including, without limitation, customary representations, warranties, and covenants, as are appropriate to preserve and protect economic benefits intended to be conveyed to the Company and to the Subscriber pursuant hereto.

IN WITNESS WHEREOF, subject to acceptance by the Company, the undersigned has completed this Agreement to evidence the undersigned's subscription for $2,500,000.

Date: January 10, 2008

Subscriber:

Print Name:

MSGI Securities Solutions, Inc.

Jeremy Barbera, Chairman and CEO

Address:

575 Madison Avenue

New York, NY

USA 10022

Exact name(s) in which the certificates for Shares and Warrants are to be issued:

MSGI Security Solutions, Inc.

ACCEPTANCE

This Agreement is hereby accepted as of the 10th day of January 2008

CURRENT TECHNOLOGY CORPORATION

Authorized Officer

Schedule A

Summary of Offering

Investment	Current Technology Corporation (the “Company”)
Symbol……………………………	OTCBB: CRTCF
Investor	MSGI Security Solutions, Inc. (“MSGI”)
Securities offered

25 million shares at $ .10 per share; and five-year warrants (the “Warrants”) to purchase that number of shares of the Company’s common stock (the “Common Stock”) sufficient to provide the Investors with 100% “warrant coverage” priced at $ .15 per share.  This investment will have standard anti-dilution provisions.

Purchase price	$2.5 million in the form of 5 equal monthly installments of $500,000. 5,000,000 Common Shares and Warrants to be released from escrow upon receipt by the Company of each $500,000 installment.
Additional Conditions:
Outsourcing	Celevoke to outsource 25% of its business to MSGI.
Governance………….……………	MSGI will maintain one board seat on the Company’s Board of Directors., commencing in Q1 of 2008.
Re-Domicile	The Company will take the necessary steps to redomicile the company in the United States within six months.
Use of Proceeds	It is understood that the use of proceeds will be for the expansion of the Celevoke platform, which the Company is in the process of acquiring through a 51% controlling interest.
Events of default	The definitive documentation shall contain normal and customary events of default.
Certain investor rights

The Company will not take any of the following actions or permit any of the following events from occurring without receiving the prior written approval of MSGI: (i) redeem any shares of the Company’s capital stock; or (ii) other than to Keith Denner, issue debt securities or otherwise incur indebtedness for borrowed money (other than (a) to a strategic investor in connection with a strategic commercial agreement or transaction as determined in good faith by the Company’s Board of Directors, (b) pursuant to an unsecured commercial borrowing, lending or lease financing transaction approved in good faith by the Company’s Board of Directors, or (c) pursuant to the acquisition of another corporation or entity by the Company by consolidation, merger, purchase of all or substantially all of the assets, or other reorganization); (iii) issue any variable price equity or variable price equity linked securities; or (iv) undertake any reverse stock splits.

Schedule A

Summary of Offering

Expense Reimbursement…………

The Company will reimburse MSGI for all directly related expenses upon closing of this transaction, which includes but is not limited to; business evaluation services and legal services, such reimbursement to be in the form of the Company’s securities.

Market Exclusivity………………	MSGI will be granted a worldwide non-exclusive license for the Celevoke technology with exclusivity in certain predetermined industries and sectors.
Investor Relations……………….	The Company will enter into an agreement with Piedmont IR to create exposure and market awareness of the new business platform, plus general investor relations services.

Future company offerings

MSGI will have a right of participation with respect to each and every offering of securities that the Company proposes to effect.  MSGI will respond within (5) business days once an offer (term sheet) is presented to them.

Board Consent……………………	This Offering is subject to approval by the MSGI Board of Directors and the Company’s Board of Directors
Due diligence and definitive legal documentation

The offering will be subject to a satisfactory due diligence review of the Company and its operations by MSGI and their counsel and other representatives. The offering is also subject to the negotiation and execution of definitive legal documentation, which will be prepared by MSGI legal counsel for review and comment by the Company’s legal counsel.

The foregoing terms and conditions are acceptable to the parties signing below as a basis for proceeding with the work that must be completed before the investment described in this Summary of Offering can be consummated.

Executed as of the 28h day of December 2007.

MSGI SECURITY SOLUTIONS, INC.

CURRENT TECHNOLOGY CORPORATION

By:____________________________

By:____________________________________

Jeremy Barbera,Chairman and CEO Robert Kramer, Chairman and CEO

Schedule B

Representations and Warranties of the Company.  As a material inducement to the purchaser to enter into this Agreement and purchase the Common Stock, the Company hereby represents and warrants to the purchaser as follows:

(a)

Organization and Power.  The Company is duly organized, validly existing and in good standing under the laws of Canada.  The Company has all requisite corporate or other organizational power and authority and all material licenses, permits, approvals and authorizations necessary to own and operate its properties, to carry on its businesses as now conducted and presently proposed to be conducted, and is qualified to do business in every jurisdiction where the failure to so qualify might reasonably be expected to have a material adverse effect on the Company’s business or operations (“Material Adverse Affect”).  The Company has its principal executive office in Vancouver, British Columbia, Canada.  The copies of the Charter Documents and By-Laws of the Company that have been filed with the SEC reflect all amendments made thereto at any time prior to the date of this Agreement and are correct and complete.

(b)

SEC Reports; Financial Statements.  The Company has filed all reports required to be filed by it under the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended, for the twelve months preceding the date hereof. (the foregoing materials being collectively referred to herein as the "SEC Reports" and, together with the Schedules to this Agreement (if any), the "Disclosure Materials"). As of the respective dates of each of the SEC Reports, the SEC Reports complied in all material respects with the requirements of the Securities Act and the Exchange Act and the rules and regulations of the SEC promulgated thereunder, and none of the SEC Reports, when filed, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.  The financial statements of the Company included in the SEC Reports comply in all material respects with applicable accounting requirements and the rules and regulations of the SEC with respect thereto as in effect at the time of filing.  Such financial statements have been prepared in accordance with Canadian GAAP applied on a consistent basis during the periods involved, except as may be otherwise specified in such financial statements or the notes thereto, and fairly present in all material respects the financial position of the Company and its consolidated Subsidiaries as of and for the dates thereof and the results of operations and cash flows for the periods then ended, subject, in the case of unaudited statements, to normal, immaterial, year-end audit adjustments. The Company’s Common Stock is registered pursuant to Section 12(g) of the Exchange Act, and the Company has taken no action designed to, or which to its knowledge is likely to have the effect of, terminating the registration of the Common Stock under the Exchange Act nor has the Company received any notification that the SEC is contemplating terminating such registration.

(c)

Capitalization.  As of the date of this Agreement, the authorized capital stock of the Company is unlimited.  Authorization; No Breach.  The execution, delivery and performance of this Agreement and all other agreements, instruments, certificates and documents contemplated hereby and thereby to which the Company is a party (collectively, the “Transaction Documents”), have been duly authorized by the Company.  The execution and delivery by the Company of the Transaction Documents do not and will not (i) conflict with or result in a breach of the terms, conditions or provisions of, (ii) constitute a default under, (iii) result in the creation of any lien upon any of the Company’s capital stock or assets pursuant to, (iv) give any third party the right to accelerate any obligation under, (v) result in a violation of, or (vi) require any authorization, consent, approval, exemption or other action by or notice to any governmental authority or Person pursuant to, the Charter Documents of the Company, or any law, statute, rule or regulation to which the Company is subject, or any agreement, instrument, order, judgment or decree to which the Company is a party or to which it or its assets are subject.

(d)

Enforceability.  This Agreement constitutes, and each of the other Transaction Documents when duly executed and delivered by the Company will constitute, legal, valid and binding obligations of the Company enforceable in accordance with their respective terms.

(e)

Litigation.  Except as described in the SEC Reports, there are no actions, suits or proceedings at law or in equity or by or before any arbitrator or any governmental authority now pending or, to the best knowledge of the Company’s management after due inquiry, threatened against or filed by or affecting the Company or any of its directors or officers or the businesses, assets or rights of the Company

EXHIBIT 31.1

CERTIFICATION

 I, Robert Kramer, certify that:

1.

I have reviewed this quarterly report on Form 10-KQ of Current Technology Corporation:

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant: and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any changes in the company’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: May 15, 2008	By	/s/ Robert Kramer
Robert Kramer, Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

 I, George Chen, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Current Technology Corporation:

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant: and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any changes in the company’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: May 15, 2008	By	/s/ George Chen
George Chen, Chief Financial Officer

Exhibit 32.1

CURRENT TECHNOLOGY CORPORATION

Certification pursuant to 18 U.S.C. §1350 of the

Chief Executive Officer and Chief Financial Officer

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Current Technology Corporation (the “Company”) for the quarter ended March 31, 2001, each of the undersigned Robert Kramer, the Chief Executive Officer of the Company, and George Chen, the Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 15, 2008

/s/ Robert Kramer

___________________________

Robert Kramer, Chief Executive Officer

May 15, 2008

/s/ George Chen

______________________________

George Chen, Chief Financial Officer