Form 10-Q
period 2008-06-30
CURRENT TECHNOLOGY CORP
filed 2008-08-21
CIK 883907

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________

Commission File Number: 000-19846

Current Technology Corporation

(Exact name of registrant as specified in its charter)

Canada	__N/A_____
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐    Smaller Reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of August 14, 2008, there were 135,936,253 shares of the Registrant’s no par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding

CURRENT TECHNOLOGY CORPORATION

QUARTERLY REPORTON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          PAGE

Consolidated Financial Statements:

4

     Consolidated Balance Sheets as of December 31, 2007 and June 30, 2008

5

Consolidated Statements of Operations for the three and six month period ended

     June 30, 2008 and June 30, 2007

6

Consolidated Statements of Cash Flow for the six month period ended

     June 30, 2008 and June 30, 2007

7

     Condensed Notes to Consolidated Financial Statements

8

[The balance of this page has been intentionally left blank.]

CURRENT TECHNOLOGY CORPORATION

(CORPORATION TECHNOLOGIE AU COURANT)

Vancouver, BC

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Period Ended June 30, 2008

CURRENT TECHNOLOGY CORPORATION

(CORPORATION TECHNOLOGIE AU COURANT)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Interim Consolidated Balance Sheet

Interim Consolidated Statement of Operations and Deficit

Interim Consolidated Statement of Stockholders’ Equity and Accumulated Deficit

Interim Consolidated Statement of Cash Flows

Notes to Interim Consolidated Financial Statements

_________________________________

CURRENT TECHNOLOGY CORPORATION

(Incorporated under the Canada Business Corporations Act)

Interim Consolidated Balance Sheet

June 30, 2008 and December 31, 2007

(United States Dollars)

Assets	Unaudited June 30, 2008	December 31, 2007
Current Assets:
Cash and cash equivalents	$623,512	$33,498
Accounts receivable	214,580	27,617
Inventory	363,007	61,920
Prepaid expenses	18,579	17,926
Subscription receivable	36,250	49,412
Total Current Assets	1,255,928	190,373

Equipment, Furniture, & Capital Lease (Note 8)	458,915	-
Less accumulated depreciation	(78,774)	-
Total Equipment, Furniture & Capital Lease	380,141	-

Intangible Assets	2,454,768	-
Total Assets	$4,090,837	$190,373

Liabilities and Stockholders’ Equity and (Deficiency)
Current Liabilities:
Accounts payable and accrued liabilities	$795,619	$346,943
Total current liabilities	795,619	346,943

Convertible promissory note (Note 9)	1,191,426	1,121,489
Total liabilities	1,987,045	468,432
Minority interests in subsidiary companies	386,260	-

Stockholders’ Equity and (Deficiency):
Subscription liability (Note 10)	65,730	27,898
Common shares without par value (Note 10)	28,912,437	25,787,959
Additional paid-in capital (Note 11)	3,216,578	1,865,581
Accumulated deficit	(30,495,963)	(28,660,295)
Accumulated other comprehensive income	18,750	(299,202)
Total stockholders’ equity and (deficiency)	1,717,532	(1,278,059)
Total Liabilities and Stockholders’ Equity and (Deficiency)	$4,090,837	$190,373

Going Concern (Note 3 )
Commitments (Note17)
Subsequent Events (Note18)

Approved by Directors: __ “Robert Kramer” ________ __ “George Chen”_________

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Operations and Deficit

For the six months ended June 30

(Unaudited- prepared by management)

 (United States Dollars)

	Three months ended June 30,	Six months ended June 30	Three months ended June 30,	Six months ended June 30
	2008	2008	2007	2007
Revenue	$224,931	$354,728	$110,224	$203,124
Cost of sales	191,861	328,643	118,767	200,401
	33,070	26,085	(8,543)	2,723

Selling, General and Administrative Costs and Expenses
General & Administrative	221,353	370,878	72,598	110,352
Salaries & wages	298,636	891,088	75,007	170,283
Legal, auditing and filing fees	147,769	214,104	60,781	107,778
Consulting	37,288	219,558	27,900	45,120
Corporate Communications	50,190	160,175	21,610	42,660
Business development	288,608	488,608	-	-
Foreign Exchange (Recovery)	7,403	1,603	(91,571)	(105,534)
Total Selling, General and Administrative Costs and Expenses	1,051,247	2,346,014	166,325	370,659
Loss before other items	1,018,177	2,319,929	174,868	367,936

Other Items:
Interest on convertible promissory note	28,293	56,587	24,782	49,682

Income (Loss) from operations before income taxes, minority interests and equity in net loss (income) from associated companies	$(1,046,470)	$(2,376,516)	$(199,650)	$(417,618)
Income taxes	-	-	-	-
Minority interest	127,160	430,466	-	-
Equity in net loss (income) from associated companies	203,967	261,590	-	-
Net loss	$(1,123,277)	$(2,207,640)	$(199,650)	$(417,618)
Deficit, beginning	$(29,372,686)	(28,288,323)	$(27,330,111)	(27,112,143)
Deficit, ending,	$(30,495,963)	$(30,495,963)	$(27,529,761)	$(27,529,761)

Basic and fully diluted net loss per share	$(0.0087)	$(0.0175)	$(0.0021)	$(0.0047)
Weighted average shares outstanding	128,411,776	126,351,900	93,818,690	89,362,023

The per share effect in the change in accounting policy	$(0.0087)	$(0.0175)	$(0.0021)	$(0.0047)

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Stockholders’ Equity and (Deficiency)

For the Six Months Period Ended June 30, 2008 and Year ended December 31, 2007

(United States Dollars)

	Common	Shares	Additional Paid in Capital	Accumulated deficit	Subscription Liabilities	Accumulated other comprehensive loss	Total stockholder’s equity (deficiency)
	Number	Amount				(Restatement)

Balance –December 31, 2006	80,872,023	$24,649,659	$1,235,712	$(27,112,143)	$84,140	$(136,989)	$(1,279,621)

Issue of common shares	23,020,000	1,138,300	-	-	-	-	1,138,300
Subscription Liabilities	-	-	-	-	(56,242)	-	(56,242)
Foreign currency translation adjustment	-	-	-	-	-	(162,213)	(162,213)
Issue of warrants	-	-	209,011	-	-	-	209,011
Stock based compensation	-	-	420,858	-	-	-	420,858
Net loss for the year	-	-	-	(1,548,152)	-	(1,548,152)	(1,548,152)
Comprehensive Loss	-	-	-	-	-	(1,710,365)	-

Balance –December 31, 2007	103,892,023	$25,787,959	$1,865,581	$(28,660,295)	$27,898	$(299,202)	$(1,278,059)

Issue of common shares	26,479,630	3,124,478	-	-	-	-	3,124,478
Subscription Liabilities	-	-	-	-	37,832	-	37,832
Foreign currency translation adjustment	-	-	-	-	-	317,952	317,952
Stock based compensation	-	-	1,350,997	-	-	-	1,350,997
Net loss for the year	-	-	-	(2,207,640)	-	(2,207,640)	(2,207,640)
Comprehensive Loss	-	-	-	371,972	-	(1,889,688)	371,972

Balance – June 30, 2008 (unaudited)	130,371,653	$28,912,437	$3,216,578	$(30,495,963)	$65,730	$18,750	$1,717,532

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Cash Flows

For the six months ended June 30

(Unaudited- prepared by management)

 (United States Dollars)

	Three months ended June 30,	Six months ended June 30	Three months ended June 30,	Six months ended June 30
	2008	2008	2007	2007
Operating Activities:
Net Loss	$(1,123,277)	$(2,207,640)	$(199,650)	$(417,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Amortization and Depreciation	16,897	36,274	-	-
Professional Fees accrual	111,000	136,000	-	-
Bad debt expense	-	10,250	-	-
Stock based compensation	-	314,027	-	15,205
Additional paid in capital	-	1,350,997	-	-
Shares issued for services provided	43,750	103,750	-	-
Interest on promissory note	28,294	56,587	(62,030)	(52,334)
Minority interest	127,160	430,466	-	-
Loss from Equity investment	203,967	261,590	-	-
Exchange adjustment	(47,045)	(19,967)	14,829	3,300
Changes in operating assets and liabilities-
(Increase) Decrease in accounts receivable	(211,890)	(186,963)	(37,514)	(37,514)
(Increase) Decrease in inventory	(301,087)	(301,087)	(12,097)	(28,773)
(Increase) Decrease in prepaid expenses	(3,216)	(653)	(67,167)	8,120
(Increase) Decrease in subscription receivable	13,162	13,162	-	-
Increase (Decrease) in accounts payable	397,735	448,676	(72,770)	(160,169)
Increase (Decrease) in unearned revenue	-	-	61,386	61,605
Net cash used in operating activities	(744,550)	445,469	(375,013)	(608,718)
Cash flows from investing activities
Investment in Celevoke	54,068	(2,454,768)	-	-
Fixed assets purchase	(157,802)	(458,915)
Net cash used in investing activities	(103,734)	(2,913,683)	-	-
Cash flows from financing activities:
Issuance of new shares	1,520,738	3,020,728	215,412	664,872
Subscription advances	(112,500)	37,500	(58,968)	(58,968)
Net cash provided by financing activities	1,408,238	3,058,228	156,444	605,904
Net Increase in Cash and Cash Equivalents	559,954	590,014	(218,569)	(2,814)
Cash and Cash Equivalents, beginning	63,558	33,498	260,840	$45,085
Cash and Cash Equivalents, ending	$623,512	$623,512	$42,271	$42,271

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

1.

Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by US generally accepted accounting principles for complete financial statements of Current Technology Corporation and its subsidiaries (the “Company”).  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Form 20-F filed with the Securities and Exchange Commission (the “SEC”) on July 11, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and notes required by US generally accepted accounting principles for complete financial statements.

The acquisitions described in Note 7 below significantly affects the comparability of the financial information as of June 30, 2008 and for the three and six month periods then ended.

2.

Nature of Operations:

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).  On May 23, 2008, the Company completed the purchase of 102 shares of Celevoke common stock for an aggregate purchase price of $2.5 million.

The Company has a 51% interest in Celevoke as at June 30, 2008. Management believes Celevoke has a number of attributes which should lead to success in the market place. These include a suite of fully developed GPS-based asset tracking devices, a non-exclusive worldwide license with the patent holder, a fully functioning network operations center and established relationships with a number of channels of distribution. (See Note 7)

The Company has developed an electrotherapeutic medical device designed to stimulate hair regrowth  (ElectroTrichoGenesis or ETG) and a cosmetic unit designed to improve the appearance of thinning hair (CosmeticTrichoGenesis or CTG).  ETG and CTG are marketed as TrichoGenesis platform products. The Company has entered into an exclusive distribution agreement with an entity based in the United States for the placement on a revenue sharing basis of its TrichoGenesis platform products in the United States, Canada, South America (excluding Brazil), Europe and Russia. The Company is working in concert with its United States based distributor to attempt to lower the cost of ETG devices and CTG units by having non-proprietary components of the chair and hood manufactured in China. During the last year, the Company established a security products division

The Company was incorporated on June 3, 1986 and commenced operations on April 21, 1987. The Company currently does not generate sufficient funds from operations to support continuing activities and has financed expenditures through private and public offerings of equity securities and the private placement of debt instruments. The common shares of the Company trade on the OTCBB in the United States under symbol "CRTCF".

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

3.

Going Concern:

These unaudited consolidated financial statements have been prepared on the going concern assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

A net loss of $2,207,640 was incurred during the six months (2007: $417,618).  Recurring losses have been reported since inception, which have resulted in an accumulated deficit of $30,495,963 (2007: $27,529,761). The Company may attempt to obtain additional debt or equity financing which could result in receipt of additional financing but there can be no assurance that such capital will be available in sufficient amounts or on acceptable terms and there is no certainty that these discussions will be concluded successfully.

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

4.

Accounting changes:

a)

Change in Functional Currency

Effective January 1, 2008, the Company changed its functional currency to the U.S. dollar from the Canadian dollar. With the acquisition of Celevoke, Inc (Note 7), the Company’s primary economic environment has now changed from Canada to United States.  This has resulted in significant changes in economic facts and circumstances that clearly indicate that the functional currency has changed.  The Company accounted for the change in functional currency prospectively.

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

b)

Changes in Accounting Policies Relating to the Adoption of U.S. Generally Accepted Accounting Principles (“U.S. GAAP”)

Effective December 31, 2007, the Company elected to report its consolidated financial statements in conformity with U.S. GAAP.  Prior to December 31, 2007, the Company’s financial statements were prepared in accordance with Canadian GAAP and filed with the appropriate Securities Commissions.  All accounting policies are the same under Canadian GAAP and U.S. GAAP, except for the following

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

4.

Accounting changes (continued):

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

Under US GAAP SFAS 133 Accounting for Derivative Instruments and Hedging Activities, warrants contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2)

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

4.

Accounting changes (continued):

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Examples of items to which the deferral would apply include, but are not limited to:

•

Non-financial assets and non-financial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (non-recurring fair value measurements)

•

Reporting units measured at fair value in the first step of a goodwill impairment test and non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value)

•

Indefinite-lived intangible assets measured at fair value for impairment assessment (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value)

•

Long-lived assets (asset groups) measured at fair value for an impairment assessment (non-recurring fair value measurements); and

•

Liabilities for exit or disposal activities initially measured at fair value (non-recurring fair value measurements)

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

5.

Recent Accounting Pronouncements (continued):

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan and other postretirement plans as an asset or liability on its balance sheet and recognize changes in its funded status in the year in which the change occurs through accumulated other non owner changes in equity. We do not expect the adoption of SFAS 158 to have an impact on our results of operations or financial condition.

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

5.

Recent Accounting Pronouncements (continued):

In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires companies to provide enhance disclosures regarding derivative instruments and hedging activities.  It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage.  Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required.  SFAS 161 contains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company will adopt SFAS 161 on January 1, 2009, as required, and management does not believe adoption of SFAS 161 will have any impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued a FASB Staff Position (“FSP”) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”).  FSP FAS 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one ‘linked’ transaction.  The FSP includes a ‘rebuttable presumption’ that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date.  We do not expect the adoption of FSP FAS 140-3 to have significant impact on our financial position, results of operation or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”).  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combination (“SFAS 141R”) and other applicable accounting literature.  FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the US Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAT 162 on its financial position, results of operations or cash flows.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

5.

Recent Accounting Pronouncements (continued):

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and earnings-per-unit calculations would need to be adjusted retroactively.  We do not expect the adoption of FSP EITF 03-6-1 to have significant impact on our financial position, results of operation or cash flows.

6.

Summary of Significant Accounting Policies:

a)

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its domestic and international controlled subsidiaries that are not considered variable interest entities.  Intercompany balances and transactions have been eliminated in consolidation.

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

d)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and deposit instruments with an initial maturity of three months or less.

e)

Accounts receivable and Allowance for doubtful accounts

Accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts against its accounts receivable for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of outstanding customer balances, historical bad debts, customer credit-worthiness and changes in customer payment terms when making estimates of the uncollectability of the Company’s accounts receivable. If the Company determines that the financial condition of any of its customers deteriorates, increases in the allowance may be made.

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

g)

Equipment, Furniture and Capital Lease

Leasehold, equipment and furniture are stated at cost.  Maintenance and repairs are charged to expense as incurred.  Expenditures, which extend the physical or economic life of the assets are capitalized and depreciated.  Depreciation is provided using the straight-line method over the estimated useful life as follows:

Equipment

1-5 years

Furniture

3 years

Leasehold improvement

1.5 years

Capital Lease

5 years

h)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets, such as equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flow expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeded the fair value of the asset.  Assets to be disposed of

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  As at June 30, 2008 and December 31, 2007, there was no impairment of the Company’s long lived assets.

i)

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

j)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

k)

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

Revenue recognition relating to the Company’s subsidiary, Celevoke Inc’s wireless asset tracking or control systems and internet hosting operation is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  The Company’s subsidiary enters into certain arrangements, where it is obligated to deliver multiple products and / or services (multiple elements).  In these arrangements, the Company’s subsidiary generally allocates the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

l)

Deferred Revenues

Deferred revenue is attributable to deposits made by customers for goods and services not yet rendered.  Unearned revenue from certain licensing programs represents customer billings, paid either upfront or at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period.  For certain other licensing arrangements, revenue attributable to undelivered elements is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle.  Deferred revenues include subscription services where we have been paid upfront and earn the revenue when we provide the service or otherwise meet the revenue recognition criteria.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

m)

Cost of Sales

Cost of revenue includes direct costs to produce and distribute products / or services and the direct costs associated with the delivery of online services, professional services, product support and resold hardware

n)

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

o)

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

p)

Comprehensive Loss

The Company has adopted SFAS No. 130, Reporting Comprehensive Income.  Comprehensive loss represents the change in stockholders’ deficit resulting from transactions other than stockholders investments and distributions.  Included in accumulated other comprehensive loss are changes in stockholders’ deficit that are excluded from net loss, specifically foreign current translation adjustments..

q)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

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

r)

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

s)

Net loss per share

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

7.

Acquisitions:

Celevoke Inc

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).  Under the agreement the Company is committed to purchase 102 shares of Celevoke common stock for an aggregate purchase price of $2,500,000.  The 102 shares are to be purchased in four installments of 20 shares and a fifth installment of 22 shares.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

7.

Acquisitions (continued):

As at March 31, 2008, the Company completed the purchase of 60 shares out of the 102 shares of Celevoke common stock for total consideration of $1,500,000.  The 60 shares gave the Company 37.5% equity interest in Celevoke.  Consequently, the Company has accounted for this 37.5% interest in Celevoke as an equity investment.

On May 23, 2008, the Company completed the purchase of the remaining 42 shares of Celevoke and increased its ownership interest in the voting equity of Celevoke from 37.5% to 51%.  Effective with the close of this transaction on May 23, 2008, the Company began consolidating Celevoke’s financial results into the Company’s interim consolidated financial statements.

The total purchase price consideration consists of the following:

The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed to the extent of the 51% ownership interest acquired as of the various date the payments were made under step acquisition accounting.   The remaining 49% portion of the acquired net assets represents the minority interest ownership in Celevoke.  The following unaudited condensed balance sheet presents assets and liabilities of Celevoke, consolidated on May 23, 2008, resulting from our step acquisition of Celevoke.

Assets acquired:
Cash and cash equivalents	294,002
Accounts receivable	82,505
Inventory	199,403
Prepaid expenses	2,340
Leasehold, equipment and intangibles	329,375
907,625

Liabilities assumed:
Accounts payable and accrued liabilities	228,254
Deferred revenue	12,586
$ 666,786

Star One Telematica S/A

On May 5, 2008, the Company’s 51% owned subsidiary, Celevoke, acquired 521 common shares of Star One Telematica S/A, a company incorporated under the laws of Brazil, for a 51% interest.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

8.

Equipment, Furniture and Capital Lease

	Cost	Accumulated Amortization	2008 Net	2007 Net
Capital Lease	$ 212,500	$ 63,750	$ 148,750	$ -
Furniture and fixtures	10,900	1,076	9,824	-
Equipment	216,312	9,251	207,061	-
Leasehold improvement	19,203	4,697	14,506	-
	$ 458,915	$ 78,774	$ 380,141	$ -

9.

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

	At June 30, 2008	At December 31, 2007
Interest payable	$90,372	$33,785
Convertible promissory note	1,101,054	1,087,704
	$1,191,426	$1,121,489

10.   Share Capital:

a)

Authorized –

Unlimited Common shares without par value

Unlimited Class “A” Preference shares without par value

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

10.   Share Capital (continued):

b)

Issued and fully paid -

	At June 30, 2008		At December 31, 2007
	Number of Shares	Amount	Number of Shares	Amount
Balance, beginning	103,892,023	$25,787,959	80,872,023	$24,649,659
Common Shares Issued -
- For cash	24,000,000	2,800,000	21,750,000	1,087,500
- For settlement of services provided	875,000	103,750	1,270,000	50,800
- Exercise of options	-	-	-	-
- Exercise of warrants	1,604,630	220,728	-	-
Balance, ending	130,371,653	$28,912,437	103,892,023	$25,787,959

No Class "A" Preference shares have been issued.

c)

Subscription Liability -

The Company received $28,230 for the exercise of warrants in which the underlying shares were issued on July 4, 2008.

d)

Loss per share -

	For the six months ended June 30,
Loss per share	2008	2007
Net loss	$(2,207,640)	$(417,618)
Loss available to common shareholders	$(2,207,640)	$(417,618)
Weighted average number of shares outstanding	126,351,900	89,362,023
Basic and fully diluted loss per share	$(0.0175)	$(0.0047)

Options, warrants and convertible debt will have an anti-dilutive effect on loss per share

11.  Additional Paid-In Capital:

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

12.

Stock Options:

From time to time, the Company grants incentive stock options to directors, officers, employees and promoters of the Company.  On September 2, 2004, the Company adopted the 2004 Stock Option and Stock Bonus Plan. Options outstanding on June 30, 2008 are as follows:

Expiry Date			Number of Shares	Option Price

September	30,	2009 *	200,000	$0.30
December	22,	2009	175,000	$0.25
December	23,	2009 *	100,000	$0.25
January	2	2011	375,000	$0.31
August	22	2011 *	200,000	$0.19
August	29	2012	1,000,000	$0.08
September	16	2012	7,495,000	$0.09
January	7	2013	5,000,000	$0.15
January	10	2013 **	12,500,000	$0.14
February	21	2013	1,050,000	$0.20
February	24	2013 ***	1,100,000	$0.21

*

2004 Stock Option and Stock Bonus Plan

**

2004 Stock Option and Stock Bonus Plan

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

***

2004 Stock Option and Stock Bonus Plan

33% vested December 31, 2008

33% vested December 31, 2009

34% vested December 31, 2010

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

12.

Stock Options (continued):

The following table summarizes information about stock options to purchase common shares outstanding and exercisable at June 30, 2008:

		As at June 30,2008 Weighted		As at December 31, 2007 Weighted
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	9,545,000	$0.12	8,065,000	$0.16
- Granted	57,150,000	0.14	8,675,000	0.31
- Exercised	-	-	-	-
- Cancelled	-	-	7,195,000	-
Outstanding, ending	66,695,000	$0.14	9,545,000	$0.12
Exercisable, ending	28,242,068	$0.13	9,545,000	$0.12

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:

	Weighted Number	Average		Weighted Number
	Outstanding at	Remaining		Outstanding
Exercise Price	2008	Contractual Life		2007
$0.08	1,000,000	4.17	years	1,000,000
$0.09	7,495,000	4.22	years	7,495,000
$0.14	12,500,000	7.00	years	-
$0.15	5,000,000	4.78	years	-
$0.19	200,000	3.15	years	200,000
$0.20	1,050,000	4.65	years	-
$0.21	147,068	4.75	years
$0.30	200,000	1.25	years	200,000
$0.25	275,000	1.48	years	275,000
$0.31	375,000	2.51	years	375,000
	28,242,068			9,545,000

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

13.  Warrants:

The following table summarizes information about warrants outstanding on June 30, 2008:

Expiry Date	Number of Shares	Exercise Price
January 9, 2007	2,000,000	$0.25	[1,3]
January 9, 2007	2,980,000	$0.10	[1,3]
January 9, 2007	6,949,766	$0.05	[1,3]
January 9, 2007	179,167	$0.15	[1,3]
January 9, 2007	1,600,000	$0.50	[1,3]
June 30, 2009	2,500,000	$0.05	[3]
June 15, 2009	1,000,000	$0.15	[3]
June 15, 2009	1,517,696	$0.20	[5]
July 15, 2009	200,000	$0.20	[5]
January 2, 2010	3,200,000	$0.25	[2,3]
March 25, 2010	1,200,000	$0.25	[5]
May 31, 2010	1,120,000	$0.25	[5]
July 25, 2010	200,000	$0.15
September 21, 2010	300,000	$0.25	[5]
September 21, 2010	3,052,000	$0.25	[5]
December 30, 2010	600,000	$0.25	[5]
March 2, 2011	144,000	$0.25	[5]
December 31, 2011	4,000,000	$0.10	[3,4]
February 12, 2012	2,350,000	$0.125	[6]
March 30, 2012	11,850,000	$0.10	[5]
April 30, 2012	5,000,000	$0.12	[3,7]
August 9, 2012	5,650,000	$0.10
December 26, 2012	4,000,000	$0.10
December 31, 2012	5,000,000	$0.10	[3,8]
January 10, 2013	20,000,000	$0.15	[3]
February 26, 2013	1,000,000	$0.20	[5]
April 3, 2013	1,000,000	$0.20
May 19, 2013	2,000,000	$0.50	[3]

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

13.

Warrants (continued):

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

The following table summarizes information about warrants to purchase common shares outstanding and exercisable at June 30:

		As at June 30, 2008		As at December 31, 2007
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	68,248,629	$0.14	35,675,758	$0.18
Issued	24,000,000	$0.18	34,250,000	$0.11
Exercised	(1,656,000)	0.13	-	-
Expired	-	-	(1,677,129)	$0.49
Outstanding, ending	90,592,629	$0.14	68,248,629	$0.14
Exercisable, ending	83,842,629	$0.14	61,498,629	$0.14

14.

Related Party Transactions:

2008	2007
Transactions During the six months ended June 30 -
Salaries and consulting fees accrued or paid to directors and	$160,182	$147,051

companies controlled by directors of the Company

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by related parties.

Balance at June 30,2008 and December 31, 2007 -	2008	2007
Salaries, consulting fees payable to directors and
companies controlled by directors of the Company	$ 3,000	$39,992

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

15.

Foreign Currency Risk:

The company has cash, accounts receivable, inventory, prepaid expenses and accounts payable and accrued liabilities denominated in foreign currency.  The carrying value of these balances may change due to the volatility of foreign exchange rates.  The Company does not enter into hedging transactions.

16.

Segmented Information:

The major operations relate to the sales of GPS Telematics devices and services as well as sales and royalties charged on trichogenesis machines.

The revenue by region is as follows:

	For the six months ended June 30,	For the six months ended June 30
	2008	2007
Asia Pacific	$5,000	$19,934
Europe	13,792	117,767
The Americas	335,936	65,423
	$354,728	$203,124

The majority of the Company’s assets are located in the United States.

17.

Commitments:

An agreement was entered into to lease office space from May 1, 2005 to April 30, 2011.  The future minimum lease payments for this commitment are as follows:

2008	$24,599
2009	32,798
2010	35,922
2011	12,494

Lease agreements were entered into with respect to automotive and office equipment. The future minimum lease payments for these commitments are as follows:

2008	$12,831
2009	21,364
2010	9,964
2011	6,075
2012	3,297
2013	1,923

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

18.

Subsequent Events:

a)

Acquisition

Subsequent to June 30, 2008, the Company purchased an additional 25 shares for a total of 127 shares for $750,000.  After the purchase of the 127 shares the Company owns 56% of the voting stock of Celevoke.

In addition to the $3,250,000 cash consideration, the Company issued the principals of Celevoke performance based options to purchase up to 50 million of the Company’s shares at $0.14 per share, subject to the vesting provisions (12.5 million have been vested for period ended June 30, 2008) described in Note 12.

b)

Share Capital

On August 11, 2008, the Company issued 5,000,000 units at $0.20 per unit for total gross proceeds of $1,000,000.  Each unit consists of one common share and one warrant.  One warrant is exercisable into an additional common share for $0.45 expiring August 5, 2013.

The Company issued 564,600 shares for exercise of warrants on July 4, 2008.

19.

Differences between Canadian and United States Generally Accepted Accounting Principles:

The Company prepares its unaudited interim consolidated financial statements in accordance with US generally accepted accounting principles (“US GAAP”) which, as applied in these unaudited interim consolidated financial statements, conform in all material respects to Canadian generally accounting principles (“Canadian GAAP”), except for the differences below as follows:

(a)

Convertible Promissory Note –

(i)

Equity component of convertible promissory note

Under Canadian GAAP, the liability component of the convertible promissory note is calculated as the present value of the scheduled cash payments of interest and principal due under the terms of the note discounted at the rate of interest applicable to a debt only instrument of comparable terms. The equity component which represents the value ascribed to the holder's option to convert the principal balance into equity, and is calculated as the difference between the amount issued and the liability component.  Interest on the convertible promissory note, calculated as the amount required to accrete the liability component back to the amount payable on maturity, is charged to interest expense.

Under US GAAP, in accordance with APB Opinion No. 14 (“APB 14”), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, no portion of the proceeds from the issuance of convertible debt securities should be accounted for as attributable to the conversion feature.  Emerging Issue Task Force – 98 (“EITF 98-5”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, requires the conversion feature to be separately valued only if the convertible debt securities with non-detachable conversion feature is issued in-the-money at

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

19.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

the commitment date (beneficial conversion feature).  As a result of applying APB 14, there is no impact on the income statement because no accretion of interest had been recorded.

(ii)

Fair valuation of warrants

Under Canadian GAAP Section 3855, when the Company issues warrants in connection with a debt instrument, the estimated fair market value of the warrants is credited to shareholders’ equity/(deficiency). The reduced liability component of the debt is accreted by a charge to interest expense.

Under US GAAP, underwriting, legal and other direct costs incurred in connection with the issuance of debt measured under the fair value option should be recognized in earnings and not deferred.  Underwriting, legal and other direct costs incurred in connection with the issuance of debt not measured under the fair value option should be presented as a deferred charge and not as a reduction in the carrying amount of the debt.

(b)

Stock Based Compensation –

On January 1, 2002, the Company adopted Canadian GAAP Handbook Section 3870 “Stock-based Compensation and Other Stock-based Payments”.  Under this section, the Company adopted the fair value based method for all employees and non-employees stock options.  The value is recognized over the applicable vesting period as an increase to compensation expense and contributed surplus.  When the options are exercised, the proceeds received by the Company, together with the amount in contributed surplus, will be credited to common share capital.  For options granted prior to January 1, 2002, the Company continues to follow the accounting policy under which no expense is recognized for these stock options.  When these options are exercised, the proceeds received by the Company are recorded as common share capital.

Under US GAAP, prior to January 1, 2002, the Company accounted for its employees stock options with the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) as allowed by Statement of Financial Accounting Standard 123, Accounting for Share-Based Payments, (“FAS 123”).  APB 25 requires compensation cost for stock-based employee compensation plans to be recognized over the vesting period based on the difference, if any, between the quoted market price of the Company’s stock as of the grant date and the amount employee must pay to acquire the stock.  Because the Company accounted for its employees’ stock options under APB 25, the Company separately disclosed pro forma information relating to the total compensation expense as required by FAS 123.

FAS 123 also establishes fair value as the measurement basis for transactions in which the Company acquires goods or services from non-employees in exchange for equity instruments.  All transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  For all non-employees’ stock options issued prior to January 1, 2002 the Company accounted for fair value of these stock options using an option pricing model, as allowed by FAS 123.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

19.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

Reconciliation of Net Loss -

The application of Canadian GAAP would have the following effects on the net income as reported:

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Loss for the period - US GAAP	$(2,207,640)	$(417,618)
Adjustment for accretion interest – equity component of convertible debt (a(i))	(36,978)	(93,339)
Adjustment for accretion interest – fair valuation of warrants (a(ii))	(65,248)	(51,149)

Loss for the period - Canadian GAAP	$(2,309,866)	$(562,106)

Net Loss per Share -

The net loss per share computed under US GAAP is different from the net loss per share computed under Canadian GAAP due to differences noted in the accounting for convertible debt.  The adjusted basis loss per share under Canadian GAAP is as follows:

	June 30, 2008	June 30, 2007
Weighted Average Number of Shares Outstanding	126,351,900	89,362,023
US GAAP and Canadian GAAP

Loss for the period - Canadian GAAP	$(2,309,866)	$(562,106)
Basic loss per share under Canadian GAAP	(0.0183)	(0.0063)

The application of Canadian GAAP would have the following effects on the consolidated balance sheet items as reported under US GAAP:

	June 30, 2008	December 31,2007
Liabilities - US GAAP	$1,987,045	$1,468,432
Adjustment for unamortized portion of equity component of convertible
promissory note (a(i))	(41,858)	(77,538)
Adjustment for unamortized portion of the fair valuation of warrants (a(ii))	(75,085)	(140,332)

Liabilities - Canadian GAAP	$1,870,102	$1,250,562

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

19.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

	June 30, 2008	December 31, 2007
Shareholders’ Equity (Deficiency)- US GAAP	$1,717,532	$(1,278,059)
Effect of equity component of convertible promissory note	438,275	430,719
Cumulative effect of prior year adjustments to net loss	(463,849)	(201,304)
Cumulative effect of current year adjustments to net loss	(102,226)	(262,545)
Effect of fair valuation of warrants	251,000	251,000

Shareholders’equity / (deficiency) - Canadian GAAP	$1,840,732	$(1,060,189)

The following presents the conversion of the Company’s comparative financial information from Canadian dollars and Canadian GAAP to US dollars and US GAAP:

a)

Balance sheet at December 31, 2007

	As previously	As restated
	reported
	Canadian	US GAAP
	GAAP
	CDN$	US$

Assets
Current:
Cash	$ 33,601	$ 33,498
Accounts receivable	27,701	27,617
Inventory	62,112	61,920
Prepaid expenses	17,984	17,926
Subscription receivable	49,565	49,412

Total assets	$ 190,963	$ 190,373

Liabilities and Shareholders' Deficiency
Current:
Accounts payable and accrued liabilities	$ 348,019	$ 346,943
Subscription liability	27,984	-

Total current liabilities	376,003	346,943
Convertible promissory note	888,710	1,121,489

	1,264,713	1,468,432

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

19.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

Shareholders' Deficiency
Subscription liability	-	27,898
Equity component of convertible promissory note	501,562	-
Share capital	35,525,626	25,787,959
Contributed surplus	2,697,682	1,865,581
Deficit	39,798,620	28,660,295
Accumulated other comprehensive loss	-	299,202
Total shareholders' deficiency	(1,073,750)	(1,278,059)

	$ 190,963	$ 190,373

b)

Statement of operations and deficit for the six months ended June 30, 2007

	As previously	As restated
	reported
	Canadian	US GAAP
	GAAP
	CDN$	US$

Revenue	$ 230,517	$ 203,124
Cost of Sales	227,426	200,401

	3,091	2,724
Selling, General and Administrative Costs and Expenses

General & Administrative	94,997	110,352
Salaries & Wages	223,483	170,283
Legal, auditing and filing fees	122,312	107,778
Consulting	51,205	45,120
Corporate communications	48,413	42,660
Foreign exchange (recovery)	(119,766)	(105,534)
Total Selling, General and Administrative Costs and Expenses	420,644	370,658
Loss before other items	(417,553)	(367,935)
Other Items:
Interest on convertible promissory note	56,383	49,683
Accretion interest expense	181,006	-
	237,389	49,683
Net loss	$ (654,942)	$ (417,618)
Deficit, beginning	37,998,964	(27,112,143)
Deficit, ending	$ 38,653,906	$ (27,529,761)

Basic and diluted loss per common share	$ (0.0073)	$ (0.0047)

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2008 and 2007

(United States Dollars)

19.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

c)

Statement of cash flows for the six months ended June 30, 2007

	As previously	As restated
	reported
	Canadian	US GAAP
	GAAP
	CDN$	US$

Operating Activities:
Net loss	$ (654,942)	(417,618)
Adjustments for -
Accretion interest of convertible debt	181,006	-
Interest expense	56,383	-
Stock-based compensation	17,256	15,205
Exchange adjustment		63

Changes in non-cash working capital -
(Increase) Decrease in accounts receivable	(42,573)	(37,514)
(Increase) Decrease in inventory	(32,653)	(28,773)
(Increase) Decrease in deferred financing cost	-	-
(Increase) Decrease in prepaid expenses	9,215	8,120
(Increase) Decrease in subscription receivable	-	-
Increase (Decrease) in accounts payable	(182,383)	(160,710)
Increase (Decrease) in unearned revenue	69,913	61,605
Cash flows (used in) Operating activities	(578,770)	(559,621)

Financing Activities:
Convertible promissory note	(115,782)	(49,683)
Issuance of new shares	754,534	664,872
Subscription liabilities	(66,920)	(58,968)
Cash flows from financing activities	571,832	556,221

Net Increase (Decrease) in Cash during the period	(6,938)	(3,400)
Cash, beginning of the period	51,973	45,797
Cash, ending of the period	$45,035	42,397

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this 10-Q that are not historical facts constitute forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act.  Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from those expressed or implied.  All statements, other than statements of historical facts, included in this report that address activities, events, or developments that our management expects, believes, hopes or anticipates will or may occur in the future are forward looking statements.  Any forward-looking statements speak only as of the date made.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Plan of Operation

On January 31, 2008, we entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).  Under the agreement we were obligated to purchase 102 shares of Celevoke common stock in five installments for an aggregate purchase price of $2.5 million.  We completed the acquisition on May 23, 2008 by making the final installment payment.  On August 14, 2008 we purchased an additional 25 shares of Celevoke for $750,000, and now own 127 of the 227 outstanding shares of Celevoke, or approximately 56%.

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

To facilitate the Celevoke transaction, on January 10, 2008 we entered into a securities purchase agreement with MSGI Securities Solutions Inc. ("MSGI") whereby MSGI agreed to purchase 25 million Company units at a price of $0.10 per unit for a total of $2.5 million, payable in accordance with a prescribed installment time-line.  Each unit consisted of one share of Company common stock and one warrant to acquire one share of Company common stock.  As partial consideration for the $2.5 million investment which was to be paid on a pre-determined time line, we agreed to negotiate additional agreements to outsource 25% of the GPS asset-tracking business to MSGI for a period of three years and for Celevoke to grant MSGI a non-exclusive worldwide license.  None of these ancillary agreements were finalized and the last $500,000 payment was not made by MSGI.  However, we continue to explore our business relationship with MSGI, and at MSGI’s request on August 15, 2008 the Company agreed to issue the warrants due to MSGI (as described in a current report on Form 8-K dated April 23, 2008 and filed on April 25, 2008) to Enable Capital Partners LP.    On May 23, 2008, the Company raised $500,000 through a separate third party and used the funds to make the final $500,000 payment to complete the Company’s acquisition of its 51% interest in Celevoke.

During the quarter ended June 30, 2008 and through the period to the date of this report the Company, through Celevoke, continued to focus on the acquisition and promotion of Celevoke’s GPS-based asset tracking technology.  These activities included:

•

On April 2, 2008 the Travelers Inland unit of the Travelers Companies, Inc. announced an innovative risk control initiative with Celevoke that will allow Travelers customers the ability to purchase Celevoke’s Wireless Asset Tracking and Control systems at a discount.  Celevoke will develop a secure Website that will allow Travelers’ insureds to track, monitor and manage the equipment outfitted with Celevoke’s proprietary GPS devices on a daily basis.  In the event of a theft, the ability to track equipment can lead to quick recovery.

•

On May 5, 2008, Celevoke, acquired 521 common shares of Star One Telematica S/A (“Star One”), a company incorporated under the laws of Brazil to immediately market and sell Celevoke's proprietary Telematics solutions to the dynamic automotive market in Brazil. Star One is 51% owned by Celevoke and 49% owned by Templar Investment & Acquisitions B.V. (“Templar”).

•

Celevoke appointed 20th Century Fox Federal Credit Union through DMC a distribution channel partner for its proprietary Telematics solutions.  20th Century Fox Federal Credit Union confirmed they will be marketing Celevoke's GPS tracking systems not only to its thousands of members, but to the hundreds of credit unions which are members of the National Association of Federal Credit Unions.

•

On May 30, 2008 the Company announced Celevoke has completed a definitive distribution agreement with the Real Security Company Ltd. and shipped 700 units.

•

As an ongoing part of its sales and marketing initiative, Celevoke is participating in trade shows and industry events designed to broaden awareness of its proprietary technology.  In addition, Celevoke plans to join industry associations which should provide the opportunity to educate owners of various assets classes about the benefits of using its proprietary technology.

•

On August 12, 2008 the Company announced that Star One had signed a Memorandum of Understanding (the “MOU”) with the division of a leading multi-national group specializing in the design, manufacture and marketing of advanced systems and components for motor vehicles, which generates several billion dollars in sales per year. The MOU contemplates the integration of Celevoke’s proprietary technology with the multi-national group’s hardware.

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

The Company has entered into an exclusive distribution agreement with an entity based in the United States for the placement on a revenue sharing basis of its TrichoGenesis platform products in the United States, Canada, South America (excluding Brazil), Europe and Russia. The Company is working in concert with its United States based distributor to attempt to lower the cost of ETG devices and CTG units by having non-proprietary components of the chair and hood manufactured in China. The second round of prototype manufacturing is complete, and in June 2008 the Company inspected and approved the prototype.  The next step prior to commencement of ongoing manufacturing in China is a factory inspection to be conducted by Canadian Standards Association International as part of its certification process.

 Going forward we expect that the Company will primarily focus on developing and promoting the GPS based asset-tracking technology and products through Celevoke.  However, the Company has no immediate plans to discontinue its efforts to develop and promote our TrichoGenesis products and technologies.

Results of Operation

As noted above, on May 23, 2008 we completed the acquisition of 51% of the voting equity of Celevoke.  On that day the Company began consolidating Celevoke’s financial results in the Company’s interim consolidated financial statements.  Accordingly, the financial statements included with this quarterly report present for the three and six month periods ending June 30, 2008 are presented on a consolidated basis.  Prior to the filing of this Form 10-Q our financial statements were not presented on a consolidated basis with Celevoke (including our most recent Form 20-F and Form 10-Q).   As such, the information presented in our financial statements included with this quarterly report may not provide a meaningful comparison when compared against the financial statements for three and six month periods ending on June 30, 2007.

As of June 30, 2008 we had working capital of $460,309, as compared to a working capital deficit of $156,570 at December 31, 2007. The increase in our working capital is primarily the result of the assets we acquired through our acquisition of Celevoke, which included $294,002 in cash and cash equivalents, $82,505 in accounts receivable, and $199,403 in inventory.  However, the Company also assumed certain of Celevoke’s liabilities including $228,254 in accounts payable and accrued liabilities, which contributed significantly to the increase in the Company’s current liabilities.

As of June 30, 2008 we had a shareholder’s equity of $1,717,532, as compared to a shareholder’s deficiency of ($1,278,059) from December 31, 2007.  This increase was primarily caused by the additional paid in capital and the increase in common shares. The additional paid in capital was primarily the result of the private placements of equity securities that have occurred since December 31, 2007 to help fund our acquisition of our equity interest in Celevoke, and as a result of stock options issued to directors and employees of the Company as well as to the principals of Celevoke.

Revenue for the six months ended June 30, 2008 was $354,728 as compared to $203,124 for the comparable period in 2007.  Approximately 90% of our revenues during the period ended June 30, 2008 were generated through Celevoke whereas in the comparable period in 2007 all of our revenues were generated through the sale and distribution of our TrichoGenesis products.  With our focus now primarily on Celevoke’s business operations, we do not expect our TrichoGenesis products to generate significant revenues for the Company (if any) during the balance of 2008.

For the six months ended June 30, 2008, the Company experienced a net loss of $2,207,640, or $(0.0175) per share, compared to a net loss of $(417,618) or $(0.0047) per share during the comparable period in the previous year.  For the quarter ended June 30, 2008 the Company experienced a loss of $(1,123,277) as compared to $(199,650) for the comparable quarter in fiscal 2007.  The significant increases in our loss for the three and six month periods ending June 30, 2008 were a result of our increased costs on a consolidated basis.  During the six months ended June 30, 2008 we, through Celevoke, incurred significantly higher expenses on a consolidated basis than we did during the comparable period in 2007.  For example, we incurred a total of $370,878 in general and administrative expenses for the six month period ended June 30, 2008 as compared to $110,352 in 2007.  We incurred $488,608 in business development expenses in the six months ended June 30, 2008 as compared to no such business development costs in 2007.  These business development expenses were incurred by Celevoke’s subsidiary Star One.  Most of these increased costs were incurred by Celevoke (and its subsidiary Star One) to continue to develop and promote its business operations and its GPS-based technology, but are now presented on a consolidated basis in our financial statements.

We are optimistic that through our acquisition of 56% of Celevoke we will increase the amounts of revenues generated by the Company.  However, we cannot guarantee that the business activities conducted through Celevoke will ultimately be successful in generating the revenues.

Liquidity and Capital Resources

Since inception the Company has primarily financed its operations through the sale of equity and debt securities.  However, we have generated limited amounts of revenues from sales of our TrichoGenesis products.  Further, during the quarter ended June 30, 2008 we began to recognize revenues generated through Celevoke.

Since January 1, 2008 the Company has raised $4,124,478 through the sale of equity securities and upon the exercise of warrants.  However, of these funds an aggregate of $3,250,000 was used to fund the acquisition of our interest in Celevoke.

We expect that with our current resources on-hand and the proceeds from the offerings conducted by the Company to be sufficient to cover our costs through the remainder of our fiscal year. However, estimates for expenses may change in which case our capital would not be sufficient for this time period. Further, we may determine it is appropriate to raise additional capital for working capital and general corporate purposes. If we need, or elect, to obtain additional debt or equity financing, but there can be no assurance that additional financing will be available on reasonable terms, if at all.   We believe that the the ability of the Company to continue as a going concern is dependent on the successful conclusion of these discussions and/or negotiations, the receipt of additional financing and/or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.

Critical Accounting Policies

A more detailed summary of accounting changes and the Company's significant accountings policies is included in Notes Four thru Six to the Financial Statements in this Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because it is likely that material weaknesses will be identified during the assessment of our internal control over financial reporting that is being conducted under the supervision of our principal executive officer and principal financial officer (the results of which will be disclosed in an amendment to our annual report on Form 20-F for the year ended December 31, 2007), that, our disclosure controls and procedures were not effective as of June 30, 2008.  Depending on our financial resources we hope to take appropriate actions to remediate any such material weaknesses identified.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as described below there have been no material changes to the information included in risk factors set forth in our Annual Report on Form 20-F for the year ended December 31, 2007.

We have not yet completed the assessment of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, accordingly we identified a material weakness in our disclosure controls and procedures.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management on an annual basis to assess our internal control over financial reporting (“ICFR”) pursuant to a defined framework.  Because of our size and limited financial resources, we did not complete the assessment in accordance with a defined framework by the time the Company filed its annual report on Form 20-F.  The Company plans to conduct the required assessment and expects to identify material weaknesses during that assessment.  In turn, the Company concluded that because it is likely material weaknesses in our ICFR will be identified during management’s assessment that there are also material weaknesses in our disclosure controls and procedures.    There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements.  Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected.  In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As a result of our failure to assess our ICFR as of December 31, 2007 pursuant to an approved framework as required by Section 404 and SEC regulations, until we are able to conduct the assessment and provide the required management’s report, the SEC may deem our annual report, and any subsequent reports we file pursuant to the 1934 Act, to be materially deficient or incomplete.

Item 2.  Unregistered Sales of Equity Securities

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred during the quarter ended June 30, 2008 and subsequently and were not reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2008, our annual report on Form 20-F filed on July 11, 2008 or in a current report on Form 8-K.

On July 4, 2008 the Company issued an accredited investor 564,600 shares of common stock at a price of $0.05 per share upon the exercise of warrants.  The Company received cash proceeds of $28,230  upon the exercise of the warrants.   We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 promulgated thereunder for this issuance.  No commissions or other remuneration were paid in connection with this issuance.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 6.  Exhibits

3.1	Articles of Continuance(1).

3.2	Bylaws (2).

10.1	Form of Subscription Agreement and Investment Letter (3)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

____________

(1)

 Incorporated by reference from the Company’s annual report on Form 20-F dated December 31, 2003 and filed with the Securities and Exchange Commission on July 8, 2004.

(2)

Incorporated by reference to the Company’s Form 20-F, dated December 31, 2004 and filed July 7, 2005.

(3)

Incorporated by reference from Form 8-K dated May 22, 2008 and filed on May 29, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2008

By: /s/ Robert Kramer

Robert Kramer,

Principal Executive Officer

Date: August 20, 2008

 By: /s/ George Chen

George Chen,

Principal Financial Officer and

Principal Accounting Officer

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

Dated: August 21, 2008	By	/s/ Robert Kramer
Robert Kramer, Principal Executive Officer

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

Dated: August 21, 2008	By	/s/ George Chen
George Chen, Chief Financial Officer