Form 10-Q/A
period 2008-06-30
CURRENT TECHNOLOGY CORP
filed 2008-09-12
CIK 883907

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Yes ☐ No ☑

As of August 14, 2008, there were 135,936,253 shares of the Registrant’s no par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A-1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on August 21, 2008 (the “Original Filing”). The purpose of this Amendment is solely to update the risk factor set forth in the Original Filing and provide exhibit 32.1 which was not included with the Original filing. The remainder of the information contained in the Original Filing is not amended hereby and remains as set forth in the Original Filing.

Item 1A. Risk Factors

We filed Amendment No. 1 to our Annual Report on Form 20-F on September 12, 2008, which in part was filed to include the following risk factor.  This risk factor was not included in our 20-F as originally filed and is intended to update a risk factor set forth in our Annual Report on Form 20-F and a risk factor set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  Except for the below risk factor there have been no material changes to the information included in the risk factors set forth in our Annual Report on Form 20-F for the year ended December 31, 2007 as originally filed.

We identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal control over financial reporting (“ICFR”) pursuant to a defined framework.  In making that assessment, management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR as described in Item 9A below.  There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements.  Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected.  In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Item 6.  Exhibits

3.1	Articles of Continuance (1).

3.2	Bylaws (2).

10.1	Form of Subscription Agreement and Investment Letter (3).

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Date: September 12, 2008

By: /s/ Robert Kramer

Robert Kramer,

Principal Executive Officer

Date: September 12, 2008

 By: /s/ George Chen

George Chen,

Principal Financial Officer and

Principal Accounting Officer