Form 10-Q
period 2008-09-30
CURRENT TECHNOLOGY CORP
filed 2008-11-20
CIK 883907

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________

Commission File Number: 000-19846

Current Technology Corporation

(Exact name of registrant as specified in its charter)

Canada	__N/A_____
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Yes ☐ No ☑

As of November 14, 2008, there were 141,911,253 shares of the Registrant’s no par value Common Stock (“Common Stock”), Registrant’s only outstanding class of voting securities, outstanding

CURRENT TECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008 …..……….......

Consolidated Statements of Operations for the three and nine month period ended

September 30, 2008 and September 30, 2007

Consolidated Statements of Cash Flow for the nine month period ended

September 30, 2008 and September 30, 2007

Condensed Notes to Consolidated Financial Statements

[The balance of this page has been intentionally left blank.]

CURRENT TECHNOLOGY CORPORATION

(CORPORATION TECHNOLOGIE AU COURANT)

Vancouver, BC

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Period Ended September 30, 2008

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

Notes to Interim Consolidated Financial Statements

_________________________________

CURRENT TECHNOLOGY CORPORATION

(Incorporated under the Canada Business Corporations Act)

Interim Consolidated Balance Sheet

September 30, 2008 and December 31, 2007

(United States Dollars)

Assets	September 30, 2008 Unaudited	December 31, 2007
Current Assets:
Cash and cash equivalents	$381,614	$33,498
Accounts receivable	202,592	27,617
Inventory	265,458	61,920
Prepaid expenses	23,785	17,926
Subscription receivable	-	49,412
Total Current Assets	873,449	190,373

Equipment, Furniture, & Capital Lease (Note 8)	478,250	-
Less accumulated depreciation	108,355	-
Total Equipment, Furniture & Capital Lease	369,915	-

Goodwill	952,942	-
Intangible Assets	2,595,144	-
Total Assets	$4,791,450	$190,373

Liabilities and Stockholders’ Equity and (Deficiency)
Current Liabilities:
Accounts payable and accrued liabilities	$623,525	$346,943
Total current liabilities	623,525	346,943

Convertible promissory note (Note 9)	1,320,081	1,121,489
Total liabilities	1,943,606	468,432
Minority interests in subsidiary companies	730,459	-

Stockholders’ Equity:
Subscription liability (Note 10)	37,500	27,898
Common shares without par value (Note 10)	30,135,667	25,787,959
Additional paid-in capital (Note 11)	4,090,332	1,865,581
Accumulated deficit	(32,164,864)	(28,660,295)
Accumulated other comprehensive income	18,750	(299,202)
Total stockholders’ equity and (deficiency)	2,117,385	(1,278,059)
Total Liabilities and Stockholders’ Equity and (Deficiency)	$4,791,450	$190,373

Going Concern (Note 3 )
Commitments (Note17)
Subsequent Events (Note18)

See accompanying notes -

Approved by Directors: __ “Robert Kramer” ________ __ “George Chen”_________

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Operations and Deficit

For the nine months ended September 30

(Unaudited)

 (United States Dollars)

	Three months ended September 30,	Nine months ended September 30,	Three months ended September 30,	Nine months ended September 30
	2008	2008	2007	2007
Revenue	$ 258,946	$ 613,674	$ 23,082	$ 226,206
Cost of sales	233,061	561,704	10,239	210,640
	25,885	51,970	12,843	15,566

Selling, General and Administrative Costs and Expenses
General & Administrative	959,083	1,337,437	129,284	239,636
Salaries & wages	806,381	1,697,469	332,512	502,795
Legal, auditing and filing fees	219,231	433,335	95,589	203,367
Amortization and depreciation	191,929	228,203	-	-
Consulting	168,310	387,868	269,404	314,524
Corporate Communications	40,873	157,298	21,496	64,156
Interest on convertible promissory note	28,654	85,241	26,391	76,074
Business development	11,642	500,250	-	-
Foreign Exchange (Recovery)	180,366	181,969	(56,934)	(162,469)
Total Selling, General and Administrative Costs and Expenses	2,606,469	5,009,070	817,742	1,238,083

Income (Loss) from operations before income taxes, minority interests and equity in net loss (income) from associated companies	(2,580,584)	(4,957,100)	(804,899)	(1,222,517)
Income taxes	-	-	-	-
Loss from associated companies before acquisition	-	697,652	-	-
Minority interest	751,124	1,181,589	-	-
Equity in net loss (income) from associated companies	-	261,590	-	-
Net loss	(1,829,460)	(3,339,449)	(804,899)	(1,222,517)
Deficit, beginning	(30,335,404)	(28,825,415)	$(27,330,111)	(27,112,143)
Deficit, ending,	$(32,164,864)	$(32,164,864)	$(28,334,660)	$(28,334,660)

Basic and fully diluted net loss per share	$ (0.0136)	$ (0.0259)	$ (0.0084)	$ (0.0133)
Weighted average shares outstanding	134,594,586	129,099,462	96,125,356	91,616,467

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Cash Flows

For the nine months ended September 30

(Unaudited)

 (United States Dollars)

	Three months ended September 30,	Nine months ended September 30	Three months ended September 30,	Nine months ended September 30
	2008	2008	2007	2007
Operating Activities:
Net Loss	$(1,829,460)	$(3,339,449)	$(804,900)	$(1,222,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Amortization and Depreciation	191,929	228,203	-	-
Bad debt expense	-	10,250	-	-
Additional paid in capital	873,753	1,187,780	504,211	519,416
Shares issued for services provided	-	103,750	-	-
Interest on promissory note	28,655	85,241	(23,740)	(76,074)
Minority interest	(751,124)	(1,181,589)	-	-
Loss before acquisition	-	(697,652)	-	-
Equity from associated companies	-	261,590	-	-
Professional fees accrued	12,000	12,000	-	-
Expense recovery	(21,611)	(21,611)	-	-
Exchange adjustment	9,828	(7,948)	(1,852)	908
Changes in operating assets and liabilities-
(Increase) Decrease in accounts receivable	11,988	(157,467)	(8,033)	(45,547)
(Increase) Decrease in inventory	97,549	(203,538)	(783)	(29,556)
(Increase) Decrease in prepaid expenses	(5,206)	24,535	39,621	47,741
(Increase) Decrease in subscription receivable	36,250	49,412	(45,022)	(45,022)
Increase (Decrease) in accounts payable	(172,094)	(80,872)	52,188	(107,981)
Increase (Decrease) in unearned revenue	-	-	1,677	63,282
Net cash used in operating activities	(1,517,543)	(3,727,365)	(375,013)	(895,532)
Cash flows from investing activities
Fixed assets purchase	(19,355)	(265,750)	-	-
Net cash used in investing activities	(19,355)	(265,750)	-	-
Cash flows from financing activities:
Issuance of new shares	1,195,000	4,203,731	282,500	947,372
Subscription advances	-	37,500	(3,409)	(62,377)
Convertible promissory note	100,000	100,000	-	-
Net cash provided by financing activities	1,295,000	4,341,231	279,091	884,995
Net Increase in Cash and Cash Equivalents	(241,898)	348,116	(7,543)	(10,357)
Cash and Cash Equivalents, beginning	623,512	33,498	42,271	45,085
Cash and Cash Equivalents, ending	$ 381,614	$ 381,614	$ 34,728	$ 34,728

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

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

The acquisitions described in Note 7 below significantly affects the comparability of the financial information as of September 30, 2008 and for the three and six month periods then ended.

2.

Nature of Operations:

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, Inc. (“Celevoke”).  On May 23, 2008, the Company completed the purchase of 102 shares of Celevoke common stock for an aggregate purchase price of $2.5 million. During the quarter ended September 30, 2008, the Company purchased an additional 28 common shares of Celevoke for a price of $850,000.

The Company has a 56% interest in Celevoke as at September 30, 2008. Management believes Celevoke has a number of attributes which should lead to success in the market place. These include a suite of fully developed GPS-based asset tracking devices, a non-exclusive worldwide license with the patent holder, a fully functioning network operations center and established relationships with a number of channels of distribution. (See Note 7)

The Company has developed an electrotherapeutic medical device designed to stimulate hair regrowth  (ElectroTrichoGenesis or ETG) and a cosmetic unit designed to improve the appearance of thinning hair (CosmeticTrichoGenesis or CTG).  ETG and CTG are marketed as TrichoGenesis platform products. The Company has entered into an exclusive distribution agreement with an entity based in the United States for the placement on a revenue sharing basis of its TrichoGenesis platform products in the United States, Canada, South America (excluding Brazil), Europe and Russia. The Company is working in concert with its United States based distributor to attempt to lower the cost of ETG devices and CTG units by having non-proprietary components of the chair and hood manufactured in China. During the last year, the Company established a security products division.

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

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

3.

Going Concern:

These unaudited consolidated financial statements have been prepared on the going concern assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

A net loss of $3,339,449 was incurred during the nine months (2007: $1,222,517).  Recurring losses have been reported since inception, which have resulted in an accumulated deficit of $32,164,864 (2007: $28,334,660). The Company may attempt to obtain additional debt or equity financing which could result in receipt of additional financing but there can be no assurance that such capital will be available in sufficient amounts or on acceptable terms and there is no certainty that these discussions will be concluded successfully.

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

5.

Recent Accounting Pronouncements:

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

5.

Recent Accounting Pronouncements (continued):

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

5.

Recent Accounting Pronouncements (continued):

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

Equipment

1-5 years

Furniture

3 years

Leasehold improvement

1.5 years

Capital Lease

5 years

b)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets, such as equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flow expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeded the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  As at September 30, 2008 and December 31, 2007, there was no impairment of the Company’s long lived assets.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

c)

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

Revenue recognition relating to the Company’s subsidiary, Celevoke Inc’s wireless asset tracking or control systems and internet hosting operation is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.  The Company’s subsidiary enters into certain arrangements, where it is obligated to deliver multiple products and / or services (multiple elements).  In these arrangements, the Company’s subsidiary generally allocates the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

d)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

e)

Cost of Sales

Cost of revenue includes direct costs to produce and distribute products / or services and the direct costs associated with the delivery of online services, professional services, product support and resold hardware

f)

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

On May 23, 2008, the Company completed the purchase of the remaining 42 shares of Celevoke and increased its ownership interest in the voting equity of Celevoke from 37.5% to 51%.  Effective with the close of that transaction on May 23, 2008, the Company began consolidating Celevoke’s financial results into the Company’s interim consolidated financial statements.

On August 13, 2008, the Company completed the purchase of an additional 25 shares of Celevoke for $750,000 and on September 29, 2008 completed the purchase of another additional 3 shares of Celevoke for $100,000 and increased its ownership interest in the voting equity of Celevoke from 51% to 56%.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

7.

Acquisitions (continued):

The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed to the extent of the 56% ownership interest acquired as of the various date the payments were made under step acquisition accounting.    The remaining 44% portion of the acquired net assets represents the minority interest ownership in Celevoke.

Star One Telematica S/A

On May 5, 2008, the Company’s 51% owned subsidiary, Celevoke, acquired 521 common shares of Star One Telematica S/A, a company incorporated under the laws of Brazil, for a 51% interest.

8.

Equipment, Furniture and Capital Lease

	Cost	Accumulated Amortization	2008 Net	2007 Net
Capital Lease	$ 212,500	$ 74,375	$ 138,125	$ -
Furniture and fixtures	10,900	1,984	8,916	-
Equipment	235,647	24.079	211,568	-
Leasehold improvement	19,203	7,897	11,306	-
	$478,250	$108,335	$ 369,915	$ -

9.

Convertible Promissory Note:

On September 29, 2008, the Company extended the maturity date of its convertible promissory note from January 16, 2009 to January 19, 2010.  The extension of the maturity date has been accounted for as a modification to the original convertible promissory note.

As additional consideration for restructuring, the Company issued the holder of the convertible promissory note 5,200,000 share purchase warrants exercisable for common shares at $0.40 per share.  The expiry date of these warrants is the later of December 31, 2013 or the date which is two years after the note is fully repaid.

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

	At September 30, 2008	At December 31, 2007
Interest payable	$362	$33,785
Convertible promissory note	1,319,719	1,087,704
	$1,320,081	$1,121,489

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

9.

Convertible Promissory Note (continued):

Volatility factor of the market	82.94%
Price of the Company shares	$0.083- $0.42
Dividend yield	0%
Weighted average expiry date of options	5 years
Risk free interest rate	3.00%

10.   Share Capital:

a)

Authorized –

Unlimited Common shares without par value

Unlimited Class “A” Preference shares without par value

b)

Issued and fully paid –

Options, warrants and convertible debt will have an anti-dilutive effect on loss per share

c)

Subscription Liability -

The Company received $37,500 for the private placement in which the underlying units has not been issued on September 30, 2008.

September 30, 2008			December 31, 2007
Number of			Number of
Shares	Amount		Shares	Amount
Balance, beginning	103,892,023	$25,787,959	80,872,023	$24,649,659
Common Shares Issued -
- For cash	29,975,000	3,995,000	21,750,000	1,087,500
- For settlement of services provided	875,000	103,750	1,270,000	50,800
- Exercise of options	-	-	-	-
- Exercise of warrants	2,169,230	248,958	-	-
Balance, ending	136,911,253	$30,135,667	103,892,023	$25,787,959

d)

Loss per share -

                                                                             For the nine months ended September 30

Loss per share	2008	2007
Net loss	$(3,339,449)	$(1,222,517)
Loss available to common shareholders	$(3,339,449)	$(1,222,517)
Weighted average number of shares outstanding	129,099,462	91,616,467
Basic and fully diluted loss per share	$(0.0259)	$(0.0133)

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

11.  Additional Paid-In Capital:

The Company accounts for its stock-based compensation under the fair value based method using the Black-Scholes Option Pricing Model.  $1,552,880 of compensation expense relating to vested stock options has been charged to the additional paid-in capital account.  Options granted during the period were valued using the following assumptions:

Volatility factor of the market	54.58% to 87.27%
Price of the Company shares	$0.09- $0.42
Dividend yield	0%
Weighted average expiry date of options	5 years
Risk free interest rate	3.00%-3.44%

12.

Stock Options:

From time to time, the Company grants incentive stock options to directors, officers, employees and promoters of the Company.  On September 2, 2004, the Company adopted the 2004 Stock Option and Stock Bonus Plan. Options outstanding on September 30, 2008 are as follows:

Expiry Date			Number of Shares	Option Price

September	30,	2009 *	200,000	$0.30
December	22,	2009	175,000	$0.25
December	23,	2009 *	100,000	$0.25
January	2	2011	375,000	$0.31
August	22	2011 *	200,000	$0.19
August	29	2012	1,000,000	$0.08
September	16	2012	7,495,000	$0.09
January	7	2013	5,000,000	$0.15
January	10	2013 **	12,500,000	$0.14
February	21	2013	1,050,000	$0.20
February	24	2013 ***	1,100,000	$0.21
July	3	2013 ****	600,000	$0.23
July	3	2013 ***	300,000	$0.23
July	3	2013 ***	100,000	$0.23
August	15	2013	600,000	$0.32
September	5	2013 ****	600,000	$0.30

*

2004 Stock Option and Stock Bonus Plan

**

2004 Stock Option and Stock Bonus Plan

12.5 million vested on January 31, 2008, remainder vesting based on performance of Celevoke, Inc.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

12.

Stock Options (continued):

Cumulative Net Pre-Tax Profit of Celevoke up to and including June 30, 2010	Cumulative Options to be Vested
$1,000,000	3,750,000
$2,000,000	7,500,000
$3,000,000	11,250,000
$4,000,000	15,000,000
$5,000,000	18,750,000
$6,000,000	22,500,000
$7,000,000	26,250,000
$8,000,000	30,000,000
$9,000,000	33,750,000
$10,000,000	37,500,000

***

2004 Stock Option and Stock Bonus Plan

33% vested December 31, 2008

33% vested December 31, 2009

34% vested December 31, 2010

**** 2004 Stock Option and Stock Bonus Plan Vesting schedule:
100,000 options on the completion of 1st 12 months of employment
200,000 options on the completion of 2nd and 3rd years of employment
Remaining 300,000 options tied to vesting schedule of performance based options listed below

Cumulative pretax profit in Celevoke, Inc
1st	$1,000,000	30,000
2nd	$1,000,000	30,000
3rd	$1,000,000	30,000
4th	$1,000,000	30,000
5th	$1,000,000	30,000
6th	$1,000,000	30,000
7th	$1,000,000	30,000
8th	$1,000,000	30,000
9th	$1,000,000	30,000
10th	$1,000,000	30,000
		300,000

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

12.

Stock Options (continued):

The following table summarizes information about stock options to purchase common shares outstanding and exercisable at September 30, 2008:

		As at September 30,2008 Weighted		As at December 31, 2007 Weighted
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	9,545,000	$0.12	8,065,000	$0.16
- Granted	59,350,000	0.14	8,675,000	0.31
- Exercised	-	-	-	-
- Cancelled	-	-	7,195,000	-
Outstanding, ending	68,895,000	$0.14	9,545,000	$0.12
Exercisable, ending	28,509,663	$0.13	9,545,000	$0.12

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008:

	Weighted Number	Average		Weighted Number
	Outstanding at	Remaining		Outstanding
Exercise Price	2008	Contractual Life		2007
$0.08	1,000,000	3.92	years	1,000,000
$0.09	7,495,000	3.96	years	7,495,000
$0.14	12,500,000	6.75	years	-
$0.15	5,000,000	4.27	years	-
$0.19	200,000	2.89	years	200,000
$0.20	1,050,000	4.40	years	-
$0.21	257,020	4.41	years
$0.23	90,976	4.75	years
$0.30	200,000	1.00	years	200,000
$0.25	275,000	1.23	years	275,000
$0.31	375,000	2.26	years	375,000
$0.32	66,667	4.93	years
	28,509,663			9,545,000

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

13.  Warrants:

The following table summarizes information about warrants outstanding on September 30, 2008:

Expiry Date	Number of Shares	Exercise Price
January 9, 2007	2,000,000	$0.25	[1,3]
January 9, 2007	2,980,000	$0.10	[1,3]
January 9, 2007	6,949,766	$0.05	[1,3]
January 9, 2007	179,167	$0.15	[1,3]
January 9, 2007	1,600,000	$0.50	[1,3]
June 30, 2009	2,500,000	$0.05	[3]
June 15, 2009	1,000,000	$0.15	[3]
June 15, 2009	1,517,696	$0.20	[5]
July 15, 2009	200,000	$0.20	[5]
January 2, 2010	3,200,000	$0.25	[2,3]
March 25, 2010	1,200,000	$0.25	[5]
May 31, 2010	1,120,000	$0.25	[5]
July 25, 2010	200,000	$0.15
September 21, 2010	300,000	$0.25	[5]
September 21, 2010	3,052,000	$0.25	[5]
December 30, 2010	600,000	$0.25	[5]
March 2, 2011	144,000	$0.25	[5]
December 31, 2011	4,000,000	$0.10	[3,4]
February 12, 2012	2,350,000	$0.125	[6]
March 30, 2012	11,850,000	$0.10	[5]
April 30, 2012	5,000,000	$0.12	[3,7]
August 9, 2012	5,650,000	$0.10
December 26, 2012	4,000,000	$0.10
January 10, 2013	20,000,000	$0.15	[3]
February 26, 2013	1,000,000	$0.20	[5]
April 3, 2013	1,000,000	$0.20
May 19, 2013	2,000,000	$0.50	[3]
August 5, 2013	5,000,000	$0.45	[3]
August 15, 2013	975,000	$0.45	[3]
December 31, 2013	5,200,000	$0.22	[3,9]

1

The expiry date for each set of warrants shall be the later of:

a)

January 9, 2007; and

b)

the date that is two years after the date on which the convertible promissory note (see Note 6) is paid in full.

2

The expiry date shall be the later of:

a)

January 2, 2010; and

b)

the date that is two years after the date on which the convertible promissory note (see Note 6) is paid in full.

3

These warrants have a cashless exercise provision.

4.

The expiry date shall be the later of:

a)

December 31, 2011; and

b)

the date that is two years after the date on which the convertible promissory note (see Note 6) is paid in full.

5.

The Company may accelerate the expiration date of the warrants if the average closing price equals or exceeds US$0.50 for 20 consecutive days.

6.

750,000 warrants are vested; 750,000 vest on sale of the 10th unit to Hair Envy, LLC; and 1,000,000 vest on the ordering of the 200th unit.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

13.

Warrants (continued):

7.

The warrants vest in increment of 500,000 based on the Company’s portion of profit derived from the sale of Spy-N-TellTM units.  The Company must earn $11,500,000 from the joint venture in order for the 5 million warrants to be fully vested.

8.

The expiry date shall be the later of:

a)

December 31, 2012; and

b)

the date that is two years after the date on which the convertible promissory note (see Note 6) is paid in full.

9.

The expiry date shall be the later of:

a)

December 31, 2013; and

b)

the date that is two years  after the date on which the convertible promissory note (see Note 6) is paid in full.

The following table summarizes information about warrants to purchase common shares outstanding and exercisable at September 30:

		As at September 30, 2008		As at December 31, 2007
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	68,248,629	$0.14	35,675,758	$0.18
Issued	35,175,000	$0.18	34,250,000	$0.11
Exercised	(1,656,000)	$0.13	-	-
Expired	-	-	(1,677,129)	$0.49
Outstanding, ending	101,767,629	$0.14	68,248,629	$0.14
Exercisable, ending	95,017,629	$0.14	61,498,629	$0.14

14.

Related Party Transactions:

2008	2007
Transactions During the nine months ended September 30 -
Salaries and consulting fees accrued or paid to directors and	$239,048	$229,563

companies controlled by directors of the Company

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by related parties.

Balance at September 30,2008 and December 31, 2007 -	2008	2007
Salaries, consulting fees and other payable to directors and
companies controlled by directors of the Company	$ 25,000	$ 39,992

15.

Foreign Currency Risk:

The company has cash, accounts receivable, inventory, prepaid expenses and accounts payable and accrued liabilities denominated in foreign currency.  The carrying value of these balances may change due to the volatility of foreign exchange rates.  The Company does not enter into hedging transactions.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

16.

Segmented Information:

The major operations relate to the sales of GPS Telematics devices and services as well as sales and royalties charged on trichogenesis machines.

The revenue by region is as follows:

	For the nine months ended September 30,	For the nine months ended September 30,
	2008	2007
Asia Pacific	$76,815	$22,859
Europe	13,793	130,764
The Americas	515,960	72,580
	$606,568	$226,203

The majority of the Company’s assets are located in the United States.

The Company has three major customers which accounted for approximately 70% of year to date revenue.

17.

Commitments:

An agreement was entered into to lease office space from May 1, 2005 to April 30, 2011.  The future minimum lease payments for this commitment are as follows:

2008	$7,772
2009	31,088
2010	34,048
2011	11,843

Lease agreements were entered into with respect to automotive and office equipment. The future minimum lease payments for these commitments are as follows:

2008	$6,822
2009	20,559
2010	9,560
2011	5,824
2012	3,155
2013	1,840

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

18.

Subsequent Events:

a)

Acquisition

Subsequent to September 30, 2008, the Company purchased an additional 18 shares for a total of 148 shares for $600,000.  After the purchase of the 148 shares the Company owns 60% of the voting stock of Celevoke.

In addition to the $3,950,000 cash consideration, the Company issued the principals of Celevoke performance based options to purchase up to 50 million of the Company’s shares at $0.14 per share, subject to the vesting provisions (12.5 million have been vested for period ended September 30, 2008) described in Note 12.

b)

Share Capital

On October 29, 2008, the Company issued 5,000,000 units at $0.14 per unit for total gross proceeds of $700,000.  Each unit consists of one common share and one warrant.  One warrant is exercisable into an additional common share for $0.25 expiring October 28, 2013.

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

19.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

Reconciliation of Net Loss -

The application of Canadian GAAP would have the following effects on the net income as reported:

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Loss for the period - US GAAP	$(3,339,449)	$(1,222,517)
Adjustment for accretion interest – equity component of convertible debt (a(i))	(58,529)	(135,903)
Adjustment for accretion interest – fair valuation of warrants (a(ii))	584,872	(78,681)

Loss for the period - Canadian GAAP	$(2,813,106)	$(1,437,101)

Net Loss per Share -

The net loss per share computed under US GAAP is different from the net loss per share computed under Canadian GAAP due to differences noted in the accounting for convertible debt.  The adjusted basis loss per share under Canadian GAAP is as follows:

	September 30, 2008	September 30, 2007
Weighted Average Number of Shares Outstanding	129,099,462	91,616,467
US GAAP and Canadian GAAP

	Loss for the period - Canadian GAAP	$(2,813,106)
$(1,437,101)	Basic loss per share under Canadian GAAP	(0.0218)
(0.0157)

The application of Canadian GAAP would have the following effects on the consolidated balance sheet items as reported under US GAAP:

	September 30, 2008	December 31,2007
Liabilities - US GAAP	$1,943,606	$1,468,432
Adjustment for unamortized portion of equity component of convertible
promissory note (a(i))	(58,041)	(77,538)
Adjustment for unamortized portion of the fair valuation of warrants (a(ii))	(725,205)	(140,332)

Liabilities - Canadian GAAP	$1,160,360	$1,250,562

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

19.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

	September 30, 2008	December 31, 2007
Shareholders’ Equity (Deficiency)- US GAAP	$2,117,385	$(1,278,059)
Effect of equity component of convertible promissory note	469,657	430,719
Cumulative effect of prior year adjustments to net loss	(463,849)	(201,304)
Cumulative effect of current year adjustments to net loss	(157,763)	(262,545)
Effect of fair valuation of warrants	935,200	251,000

Shareholders’equity / (deficiency) - Canadian GAAP	$2,900,630	$(1,060,189)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

19. Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued) Shareholders' Deficiency
Subscription liability	-	27,898
Equity component of convertible promissory note	501,562	-
Share capital	35,525,626	25,787,959
Contributed surplus	2,697,682	1,865,581
Deficit	(39,798,620)	(28,660,295)
Accumulated other comprehensive loss	-	(299,202)
Total shareholders' deficiency	(1,073,750)	(1,278,059)

	$ 190,963	$ 190,373

b)

Statement of operations and deficit for the nine months ended September 30, 2007

	As previously	As restated
	reported
	Canadian	US GAAP
	GAAP
	CDN$	US$
Revenue	$ 249,909	$ 226,206
Cost of Sales	232,712	210,640

	17,197	15,566
Selling, General and Administrative Costs and Expenses

General & Administrative	264,746	239,636
Salaries & Wages	555,479	502,795
Legal, auditing and filing fees	224,676	203,367
Consulting	347,481	314,524
Interest on convertible promissory note	84,045	76,074
Corporate communications	70,879	64,156
Foreign exchange (recovery)	(179,492)	(162,469)
Total Selling, General and Administrative Costs and Expenses	1,367,814	1,238,083
Loss before other items	1,350,617	(1,222,517)
Other Items:
Accretion interest expense	362,011	-
	362,011	-
Net loss	(1,712,628)	(1,222,517)
Deficit, beginning	37,998,964	(27,112,143)
Deficit, ending	$ 39,711,592	$ (28,334,660)

Basic and diluted loss per common share	$ (0.01)	$ (0.0133)

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2008 and 2007

Unaudited- (United States Dollars)

19.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

c)

Statement of cash flows for the nine months ended September 30, 2007

	As previously	As restated
	reported
	Canadian	US GAAP
	GAAP
	CDN$	US$

Operating Activities:
Net loss	$(1,712,628)	$ $ $(1,222,518)
Adjustments for -
Accretion interest of convertible debt	-	-
Interest expense	-	(76,074)
Stock-based compensation	573,842	519,415
Exchange adjustment	-	908

Changes in non-cash working capital -
(Increase) Decrease in accounts receivable	(50,320)	(45,547)
(Increase) Decrease in inventory	(32,653)	(29,556)
(Increase) Decrease in deferred financing cost	-	-
(Increase) Decrease in prepaid expenses	52,744	47,741
(Increase) Decrease in subscription receivable	(49,740)	(45,022)
Increase (Decrease) in accounts payable	(119,296)	(107,981)
Increase (Decrease) in unearned revenue	69,913	63,282
Cash flows (used in) Operating activities	(1,268,138)	(895,352)

Financing Activities:
Convertible promissory note	269,986	-
Issuance of new shares	1,052,091	947,372
Subscription liabilities	(68,913)	(62,377)
Cash flows from financing activities	1,253,164	884,995

Net Increase (Decrease) in Cash during the period	(14,974)	(10,357)
Cash, beginning of the period	51,973	45,085
Cash, ending of the period	$ 36,999	$ 34,728

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

Plan of Operation

Telematics Technology

On January 31, 2008, Current Technology Corporation (the “Company” or “we”) entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).  Under the agreement we were obligated to purchase 102 shares of Celevoke common stock in five installments for an aggregate purchase price of $2.5 million.  We completed the acquisition on May 23, 2008 by making the final installment payment.  On August 13, 2008 we purchased an additional 25 shares of Celevoke for $750,000; on September 29, 2008 we purchased an additional 3 shares for $100,000; and on October 28, 2008 we purchase an additional 18 shares of Celevoke for $600,000.  As of the date of this Form 10-Q we own 60% of the outstanding shares of Celevoke.

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

To facilitate the Celevoke transaction, on January 10, 2008 we entered into a securities purchase agreement with MSGI Securities Solutions Inc. ("MSGI") whereby MSGI agreed to purchase 25 million Company units at a price of $0.10 per unit for a total of $2.5 million, payable in accordance with a prescribed installment time-line. As partial consideration for the $2.5 million investment which was to be paid on a pre-determined time line, we agreed to negotiate additional agreements.  None of these ancillary agreements were finalized and the last $500,000 payment was not made by MSGI.  However, we continue to explore and maintain a business relationship with MSGI.  On May 23, 2008, the Company raised

$500,000 through a separate third party and used the funds to make the final $500,000 payment to complete the Company’s acquisition of its 51% interest in Celevoke.

During the quarter ended September 30, 2008 and through the period to the date of this report, the Company, through Celevoke, continued to focus on the development and promotion of Celevoke’s GPS-based asset tracking technology.  Celevoke conducts certain of its business activities in South America/Brazil through its 51% subsidiary StarOne Telematica SA (“StarOne”).  The activities of the Company and its affiliated entities during the quarter, and subsequently, included:

•

In September 2008, Celevoke expanded its management team and appointed new persons to serve in management level sales positions.

•

Celevoke completed a $500,000 upgrade and launched its new expanded and enhanced Network Operations Center.  The new data center offers Celevoke and its partners increased storage and power capabilities.

•

Celevoke expanded its sales force and appointed the Mitchell Group Consulting of Austin, Texas as its marketing agency of record.

•

In November 2008 Celevoke attended and presented its technology at the Specialty Equipment Market Association (SEMA) in Las Vegas.

•

StarOne entered into a commercial distribution agreement with Magneti Marelli Sistemas Automotivos Indústria e Comércio Ltda. of Brazil, a subsidiary of Magneti Marelli of Milan, Italy.

•

Marketing Celevoke’s GPS/Asset protection devices through 20th Century Fox Federal Credit Union.

•

StarOne closed contracts for the provision of tracking services with a contract value of over 990,000 Brazilian Reals (approximately $550,000 USD at the exchange rates of the time) for the first three months of effective operations to September 30, 2008.  In addition during October, the Company closed contracts with a total contract value of 1,900,000 Brazilian Reals. In November, contracts with a value of 2.0 million Brazilian Reals are in the process of being closed and the Company anticipates a further 2.0 million Brazilian Reals in contract value will be closed by the end of the month.

TrichoGenesis Platform Products

Historically our operations have focused on hair restoration and re-growth related products.  We have developed an electrotherapeutic medical device designed to stimulate hair regrowth (“ElectroTrichoGenesis” or “ETG”) and a cosmetic unit designed to improve the appearance of thinning hair (“CosmeticTrichoGenesis” or “CTG”).  ETG and CTG are marketed as TrichoGenesis platform products.  We own patents to the technology, methodology and design of these products.  ETG Treatment, the regrowth of hair by means of electrical stimulation, is believed to promote the “healing” of hair follicles that are dormant, but not dead. Research has been conducted to expand the indications for ETG.

The CTG Mark 5 is a product for improving the appearance of thinning hair.  Using the TrichoGenesis technology platform, this product was developed specifically for the United States marketplace.

The Company has entered into an exclusive distribution agreement with an entity based in the United States for the placement on a revenue sharing basis of its TrichoGenesis platform products in the United States, Canada, South America (excluding Brazil), Europe and Russia. The Company is working in concert with its United States based distributor to attempt to lower the cost of ETG devices and CTG units by having non-proprietary components of the chair and hood manufactured in China.   In June 2008 the Company inspected and approved the final prototype which was manufactured in China.  The last step prior to commencement of ongoing manufacturing in China was a factory inspection to be conducted by Canadian Standards Association International as part of its certification process.  The inspection was completed during October, 2008, and the Company believes certificates confirming the approval should be issued during November, 2008.

 Going forward the Company expects that it will primarily focus on developing and promoting the Celevoke’s GPS based asset-tracking technology and products.  However, the Company has no immediate plans to discontinue its efforts to develop and promote our TrichoGenesis products and technologies.

Results of Operation

On May 23, 2008 we became the majority holder of the voting equity of Celevoke.  On that day the Company began consolidating Celevoke’s financial results in the Company’s interim consolidated financial statements.  Accordingly, the financial statements included with this quarterly report for the three and nine month periods ending September 30, 2008 are presented on a consolidated basis with Celevoke and its subsidiary StarOne.  Prior to the filing of our quarterly report for the quarter ended June 30, 2008 our financial statements were not presented on a consolidated basis with Celevoke (including our annual report on Form 20-F for the year ended December 31, 2007).   As such, the information presented in our financial statements included with this quarterly report may not provide a meaningful comparison when compared against the financial statements for three and nine month periods ending September 30, 2007.  However, we believe that as a result of the Company’s activities to date aimed to promote and develop its business operations through Celevoke (as described in the Plan of Operations section of this Form 10-Q) that the Company’s revenues going forward will likely be at or above the revenues reported during our quarter ended September 30, 2008.  Further, we expect that certain of our operation costs will decrease over time as the Company’s business through Celevoke becomes more established and certain expenses, such as business development, are reduced.

As of September 30, 2008 we had working capital of $249,924, as compared to a working capital deficit of $156,570 at December 31, 2007. The increase in our working capital is primarily the result of the assets reported on our balance sheet now being presented on a consolidated basis with Celevoke’s assets.  Celevoke’s assets comprised a significant portion of the assets reported on our balance sheet, as Celevoke’s current assets as of September 30, 2008 included $202,592 in accounts receivable and $253,633 in inventory.  However, the Company has also assumed certain of Celevoke’s liabilities which are now included in the Company’s consolidated balance sheet which as of September 30, 2008 included $323,625 in accounts payable and accrued liabilities.  Our working capital decreased during the quarter ended September 30, 2008 by $210,395 from June 30, 2008 in large part as a result of  a $241,898 decrease in our cash and cash equivalent assets on a consolidated basis as these assets were primarily used by Celevoke and StarOne to fund their on-going business operations and activities.

As of September 30, 2008 we had shareholder’s equity of $2,117,385, as compared to a shareholder’s deficiency of ($1,278,059) from December 31, 2007.  This increase was primarily caused by the additional paid in capital and the increase in common shares. The increase in common shares was primarily the result of the private placements of equity securities that have occurred since December 31, 2007 to help fund our acquisition of our equity interest in Celevoke and the exercise of warrants.  The additional paid in capital was primarily as a result of stock options issued to directors and employees of the Company as well as to the principals of Celevoke and the issuance of warrants related to the modification of the convertible promissory note.

Revenue for the nine months ended September 30, 2008 was $613,674 as compared to $226,206 for the comparable period in 2007.  Further, for the quarter ended September 30, 2008 our revenue totaled $258,946 as compared to $23,082 during the third quarter of fiscal 2007.  The majority of the Company’s revenues (approximately 75%) for the nine month period ended September 30, 2008 were generated through the sale and distribution of Celevoke’s GPS based technology.  In comparison, the Company’s revenues for the comparable period in 2007 were generated entirely through the sale and distribution of our TrichoGenesis products.   Accordingly, we do not believe that a comparison of our revenue numbers for the 2008 periods should be compared against those for the 2007 periods as a manner to evaluate the results of the Company’s operations.  With our focus now primarily on Celevoke’s business operations, we do not expect our TrichoGenesis products to generate significant revenues for the Company (if any) during the balance of 2008.

For the nine months ended September 30, 2008, the Company experienced a net loss of ($3,339,449) (including non-cash expenses of $1,291,530) or $(0.0259) per share, compared to a net loss of $(1,222,517) (including non-cash expenses of $510,789) or $(0.0133) per share during the comparable period in the previous year.  For the quarter ended September 30, 2008 the Company experienced a loss of $(1,829,460) including non-cash expenses of $873,753) as compared to $(804,899) (including non-cash expenses of $510,789) for the comparable quarter in fiscal 2007. The significant increases in our loss for the three and nine month periods ending September 30, 2008 were a result of the increased costs we have realized on a consolidated basis as a result of acquisition of a majority of Celevoke’s outstanding equity.  During the nine months ended September 30, 2008 we, through Celevoke, incurred significantly higher expenses on a consolidated basis than we did during the comparable period in 2007.  For example, we incurred a total of $959,083 (including $684,200 of non-cash expense related to the issuance of warrants for the modification of the convertible promissory note) in general and administrative expenses for the nine month period ended September 30, 2008 as compared to $239,636 in 2007.  We incurred $500,250 in business development expenses in the nine months ended September 30, 2008 as compared to no such business development costs in 2007; most of these increased costs were incurred by Celevoke (and its subsidiary Star One) during the quarter ended June 30, 2008 to continue to develop and promote its business operations and its GPS-based technology.

We are optimistic that through our acquisition of 60% of Celevoke we will increase the amounts of revenues generated by the Company.  However, we cannot guarantee that the business activities conducted through Celevoke will ultimately be successful in generating the revenues.

Liquidity and Capital Resources

Since inception the Company has primarily financed its operations through the sale of equity and debt securities.  However, we have generated limited amounts of revenues from sales of our TrichoGenesis products.  Further, starting in the quarter ended June 30, 2008 we began recognizing revenues generated through Celevoke.

As of September 30, 2008 we had cash and cash equivalents of $381,614 on a consolidated basis.  To September 30, 2008 the Company has raised $4,203,731 through the sale of equity securities and upon the exercise of warrants.  However, of these funds an aggregate of $3,350,000 was used to fund the acquisition of our equity interest in Celevoke.  Through the end of our fiscal year we expect to continue to experience a net loss from operations and thus continue to expend our existing cash resources to fund our operations and business activities.

We expect that with our current resources on-hand and the proceeds from the offerings conducted by the Company to be sufficient to cover our costs through December 2008.  However, estimates for expenses may change in which case our capital would not be sufficient for this time period. Further, we may determine it is appropriate to raise additional capital for working capital and general corporate purposes. If we need, or elect, to obtain additional debt or equity financing, but there can be no assurance that additional financing will be available on reasonable terms, if at all.  Further, as a result of on-going recent volatility in the capital markets it may be increasingly difficult for us to obtain additional debt or equity financing.  We believe that the ability of the Company to continue as a going concern is dependent on the successful conclusion of these discussions and/or negotiations, the receipt of additional financing and/or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008 because of the identification of material weaknesses in our internal control over financial reporting which are identified in Item 9A(T) included with our Annual Report on Form 20-F, as amended, for the year ended December 31, 2007, which we view as an integral part of our disclosure controls and procedures. Depending on our financial resources we hope to take appropriate actions to remediate any such material weaknesses identified.

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

Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the information included as risk factors set forth in our Annual Report on Form 20-F for the year ended December 31, 2007 or in our Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 2008.

Item 2.  Unregistered Sales of Equity Securities

1.

On July 2, 2008 pursuant to the Company’s 2004 Stock Option and Stock Bonus Plan (the “Plan”) the Company issued three new employees of Celevoke Inc. options to purchase our common stock exercisable at $0.23 per share or on a cashless basis as provided by the Plan.  The options vest over a three year period with certain of the options only vesting upon Celevoke’s achievement of certain cumulative net pre-tax profit objectives.  The options were granted in consideration for each person agreeing to become a Celevoke employee and for services to be rendered in the recipient’s capacity as employees. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with these option grants.

2.

 On August 15, 2008 the Company issued an employee of the Company options to purchase our common stock exercisable at $0.32 per share or on a cashless basis.  50,000 of the options vested immediately upon grant, 50,000 vest on December 31, 2008 and the remaining 500,000 vest at the discretion of the Company’s chief executive officer.  The options were granted in consideration for the recipient agreeing to become a Company employee and for services to be rendered in his capacity as an employee. To the extent this option grant constituted a “sale” of securities we relied on the exemption from registration provided by Sections 4(2) under the Securities Act of 1933, and Rule 506 promulgated thereunder for the grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes; and (iv)  believed that the recipient is an accredited investor.  No commissions or other remuneration was paid in connection with these option grants.

3.

On September 4, 2013 pursuant to the Plan the Company issued an employee of Celevoke Inc. 600,000 options to purchase our common stock exercisable at $0.30 per share or on a cashless basis.  100,000 of the options vest at the completion of the first year of employment, 200,000 vest monthly on a pro-rate basis over the subsequent two year term, and 300,000 vest upon Celevoke’s achievement of certain cumulative net pre-tax profit objectives.  To the extent this option grant constituted a “sale” of securities we relied on the exemption from registration provided by Sections 4(2) under the Securities Act of 1933, and Rule 506 promulgated thereunder for the grant because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to the recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and his advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes; and (iv)  believed that the recipient is an accredited investor.  No commissions or other remuneration was paid in connection with these option grants.

4.

On November 3, 2008 the Company issued an accredited investor 5,000,000 Company units at $0.14 per unit.  Each unit consists of one common share and one warrant exercisable at $0.25 until October 28, 2013. The Company received proceeds of $700,000 for the sale of the units.  We relied on the exemptions from registration provided by Section 4(2) and Section 4(6) of the Securities Act of 1933, and Rule 506 promulgated thereunder for this issuance.  No commissions or other remuneration were paid in connection with this issuance.

B.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity securities that occurred prior to September 30, 2008 and have not been previously disclosed.

1.

On February 22, 2008 we issued accredited investors 600,000 shares of common stock to retire a debt obligation.  Although the Company did not receive cash consideration for the shares we received relief of $60,000 in indebtedness.   The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 26, 2008 we held our annual meeting of shareholders in Vancouver, British Columbia.   Four proposals were submitted to the shareholders for approval as set forth in our proxy statement dated

August 26, 2008.   90,278,141 shares were present at the meeting in person or by proxy and constituted a quorum.   At the meeting our shareholders elected the following persons as directors, with the votes being cast as follows:

Name of Director	Shares FOR	Shares WITHHELD
Robert Kramer	90,240,536	37,610
Peter Bell	90,266,086	12,060
Anthony Harrison	90,246,086	32,060
Douglas Beder	90,265,586	12,560
George Chen	90,245,586	32,560

Our shareholders also approved amendments to our 2004 Stock Option and Stock Bonus Plan increasing the shares reserved under that plan to 55 million shares, with the votes being cast as follows:

Shares FOR	Shares AGAINST	ABSTAINED
54,254,578	461,415	35,562,153

Our shareholders also approved the appointment of HLB Cinnamon Jang Willoughby & Company, as our independent auditing firm, with the votes being cast as follows:

Shares FOR	Shares AGAINST	ABSTAINED
90,273,321	0	4,825

Finally, our shareholders approved the Company’s granting of incentive stock options outside of the Company’s 2004 Stock Option and Stock Bonus Plan, with the votes being cast as follows:

Shares FOR	Shares AGAINST	ABSTAINED
54,254,078	461,915	35,562,153

Item 5. Other Information

None.

Item 6.  Exhibits

3.1	Articles of Continuance (1).

3.2	Bylaws (2).

10.1	Forbearance Agreement, Third Modification Agreement. (3)

10.2	Amended and Restated Note (3)

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)

 Incorporated by reference from the Company’s annual report on Form 20-F dated December 31, 2003 and filed with the Securities and Exchange Commission on July 8, 2004.

(2)

Incorporated by reference to the Company’s Form 20-F, dated December 31, 2004 and filed July 7, 2005.

(3)

Incorporated by reference to the Company’s Current Report on Form 8-K dated September 29, 2008 and filed October 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2008

By: /s/ Robert Kramer

Robert Kramer,

Principal Executive Officer

Date: November 19, 2008

 By: /s/ George Chen

George Chen,

Principal Financial Officer and

                         Principal Accounting Officer