Form 10-K
period 2008-12-31
CURRENT TECHNOLOGY CORP
filed 2009-04-29
CIK 883907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number:  000-19846

Current Technology Corporation

(Exact name of the Registrant as specified in its charter)

Canada	_______N/A______
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 West Pender Street, Suite 1430 Vancouver, B.C., Canada	V6C2V6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (604) 684-2727

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well known, seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes __ No   X_

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:

Yes __ No _X__

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been

subject to such filing requirements for the past 90 days.     Yes           No __X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer   __

Accelerated filer   __

Non-accelerated filer   ___

Smaller Reporting Company  _X__

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]    No [XX]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of December 31, 2008 was approximately $19,248,336 based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the NASD OTC-Bulletin Board. Shares of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Table of Contents

Page

Part I

Item 1.

Business

Item 1A.

Risk Factors

Item 1B.

Unresolved Staff Comments

Item 2.

Properties

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

Item 6.

Selected Financial Data

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Item 8.

Financial Statements and Supplementary Data

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.

Controls and Procedures

Item 9B.

Other Information

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.

Certain Relationships and Related Party Transactions

Item 14.

Principal Accountants Fees and Services

Part IV

Item 15.

Exhibits and Financial Statement Schedules

PART I

Item 1. DESCRIPTION OF BUSINESS

Overview

Current Technology Corporation (“Current Technology” or the “Company”) was incorporated as 310086 B.C. Ltd. under the Company Act of British Columbia on June 3, 1986, and began operations on April 21, 1987.  On June 27, 2003 our shareholders approved a transfer in the Company’s jurisdiction from British Columbia to the Federal Jurisdiction under the Canada Business Corporations Act.   The continuance of the Company to the Canadian Business Corporations Act was completed May 13, 2004 under the name Current Technology Corporation/Corporation Technologie Au Courant.  Our corporate offices are located at 1430 - 800 West Pender Street, Vancouver, British Columbia, Canada V6C 2V6.  Our phone number is 604-684-2727 and out website is: www.current-technology.com.

As a result of our acquisition of our equity interest in Celevoke Inc. (“Celevoke”) (described below) at the end of our first fiscal quarter in 2008, we determined that we no longer qualified as a “foreign private issuer” under the rules promulgated by the Securities and Exchange Commission.  As such during our 2008 fiscal year we became subject to the full reporting requirements of the Securities Exchange Act of 1934.

For the past several years the Company has focused on the development and distribution of electrotherapeutic products.  Specifically the Company has focused on ElectroTrichoGenesis (“ETG” or “ETG Treatment”) and CosmeticTrichoGenesis (“CTG” or “CTG Mark 5”) and collectively referred to as TrichoGenesis.  The Company owns patents relating to the technology, methodology and design of its TrichoGenesis products.

The Company has developed a patented electrotherapeutic device which reduces excessive hair loss and can also stimulate hair regrowth in those who suffer from androgenetic alopecia (common baldness).  ElectroTrichoGenesis, or ETG Treatment, the regrowth of hair by means of electrical stimulation, is believed to promote the “healing” of hair follicles that are dormant, but not dead. Research has been conducted to expand the indications for ETG.  For example, a single center pilot trial to assess the efficacy of ETG in the reduction of hair loss in patients with breast cancer undergoing chemotherapy has been completed with encouraging results.  Psycho-Oncology, a peer reviewed medical journal, published the results in the May/June 2002 edition (p. 244-248).

As described below, the Company has entered into an exclusive distribution agreement with an entity based in the United States for the placement on a revenue sharing basis of its TrichoGenesis platform products in the United States, Canada, South America (excluding Brazil), Europe and Russia. The Company is working in concert with its United States based distributor to attempt to lower the cost of ETG devices and CTG units by having non-proprietary components of the chair and hood manufactured in China. However, ETG treatments are presently available in a number of countries throughout the world, although it is not currently available in the United States.

On January 31, 2008, we entered into a securities purchase agreement with Celevoke.  Under the agreement we were obligated to purchase 102 shares of Celevoke common stock in five installments for an aggregate purchase price of $2.5 million.  We completed the acquisition on May 23, 2008 by making the final installment payment.  Through the end of our 2008 fiscal year we purchased an additional 55 shares of Celevoke common stock through various purchases, and as of December 31, 2008 our ownership interest in the voting stock of Celevoke was 61%.  Subsequent to the end of our 2008 fiscal year we purchased an additional six shares of Celevoke common stock, and as of the date of this annual report the Company owns 62% of Celevoke’s voting stock.

Celevoke is a non-exclusive distributor of a proprietary global positioning system (“GPS”) based asset tracking system developed by LunarEYE.  The technology utilizes the integrated use of telecommunications and informatics to enable users to remotely monitor, track, control and protect a wide variety of asset classes such as, automobiles, and other motorized vehicles, shipping containers, covert vehicles used for law enforcement, and even people.  This technology is referred to as “Telematics.”  We believe that Celevoke has a number of attributes that may lead to success in the marketplace, subject to the Company’s ability to continue to fund ongoing operations.  These attributes include its technology and products, its non-exclusive worldwide license with the patent holder, a functioning network operations center and established relationships with a number of channels of distribution.  However, to date these attributes have not resulted in meaningful revenue and the Company operates at a significant loss.

Going forward we expect that the Company will primarily focus on developing and promoting the GPS asset-tracking technology and products through Celevoke.   However, the Company plans to continue efforts to develop and promote our TrichoGenesis products and technologies primarily through its relationship with the US based distributor.

Ongoing Initiative – Hair Envy

The Company has granted exclusive distribution rights in the United States for the TrichoGenesis platform products to Hair Envy, LLC (Hair Envy), located in Carpinteria, California.   During Phase One, it was originally intended that a total of 10 CTG units would be delivered to selected salons and spas located primarily in the corridor between Santa Barbara and San Diego, California.  The first five CTG units were delivered to a storage facility in Los Angeles, California during March 2007.  Subsequent to crossing the US border, the Food and Drug Administration (FDA) placed an administrative hold on the five units. The FDA released the administrative hold in June 2007 and Hair Envy placed four of the units in selected locations. The fifth unit was shipped to a manufacturer in China.  Revenue for the first five CTG’s was recognized during Q2 of 2007, after the units were released by the FDA.

The agreement with Hair Envy is based on a revenue sharing model.  The Company sells its units to Hair Envy at cost and they are placed in selected locations with retail revenue split three ways: the Company, Hair Envy and the retailer, normally a salon or spa.  Working in concert with Hair Envy, the Company uses its proprietary communication technology, which is included in all operating units, to monitor usage.  The revenue sharing model reduces revenue and gross profits in the short run (because the units are sold at cost), but may result in more revenue generation in the long run as utilization and therefore shared revenue grows over time.

Under the revenue sharing model, both the Company and Hair Envy benefit from a lower manufacturing price, because more units can be placed into operation for the same capital investment.  Therefore, the Company and Hair Envy concluded the appointment of an offshore manufacturer to manufacture all but the proprietary components of the TrichoGenesis platform products would be mutually beneficial.  To that end, rather than purchase the second five units from the Company in Phase One, it was agreed multiple manufacturer’s prototypes would be built in China, with the objective of reducing significantly the cost of manufacturing all such products.  The second round of prototype manufacturing is complete, and in June 2008 the Company inspected and approved the prototype.  The next step prior to commencement of ongoing manufacturing in China was factory inspection conducted by Canadian Standards Association International as part of its certification process.  The factory inspection and certification process was completed during the fourth fiscal quarter of 2008. Now that the certification process is completed, we believe Hair Envy may order up to 200 units and roll out CTG nationally in the United States. However, the Company has no control over if or when such order may be placed.

The Company has contributed $17,000 of the revenue generated from the sale of the first five units to this prototyping process being conducted in China.  In return, the Company has the right to purchase inventory from the manufacturer (at a price equal to cost plus fifteen percent) and sell that inventory in jurisdictions not covered by Hair Envy’s distribution agreement (which will initiate and pay for directly the manufacturing process in China).  During the first fiscal quarter of 2009, the Company purchased three such units from Hair envy and sold them to its distributor in Korea. Hair Envy has paid the Company a balance of $20,500 for the first five units, pursuant to its agreement.

On July 30, 2007, recognizing that Hair Envy is negotiating with a number of companies in the salon and spa space that have significant international operations, the Company granted Hair Envy exclusive distribution rights to Canada, South America (excluding Brazil), Europe and Russia.  The expanded relationship is based on the United States revenue sharing agreement, with certain adjustments to reflect the more complex nature of international operations.  As a result of the expanded territory granted to Hair Envy, the Company is no longer seeking financing for its wholly owned subsidiary Current Technology (UK) Ltd., which has not commenced material operations.

On February 12, 2007, the Company issued warrants to Hair Envy to purchase 2,500,000 common shares, exercisable at $0.125 per share for five years, with the following vesting provisions: 750,000 upon issuance; 750,000 upon payment of the tenth unit; and 1,000,000 upon ordering of 200 units.  The warrants have a cashless exercise provision; 750,000 warrants are vested to date; 750,000 have been exercised; and 1 million are non-vested. The exercise price of the remaining warrants is $0.10 per share.

On-Going Initiatives – TrichoGenesis Products

TrichoGenesis platforms are operating in 13 countries around the world: Canada, United States*, Mexico, Argentina, Chile, Korea, Australia, New Zealand, Thailand Poland, Cyprus, Turkey and Kuwait.

[*  Denotes CosmeticTrichoGenesis units; the balance are ElectroTrichoGenesis devices]

As noted above, the Company has granted Hair Envy exclusive distribution rights to Canada, South America (excluding Brazil), Europe and Russia.  Although Hair Envy advises there are ongoing negotiations with organizations in the salon and spa space with international reach, its primary focus has been preliminary introduction of CTG in California and working with a manufacturer in China to dramatically reduce the capital cost of the units.  Therefore there has been no meaningful commercial activity resulting in revenue to the Company from areas outside of the United States which are a part of Hair Envy’s exclusive territory.  With respect to areas outside of Hair Envy’s territory, the Company continued to work reasonably effectively with its distributor in Turkey.  Although no additional territory was granted, the distributor continues to express the desire to expand its reach into the Gulf States, Eastern Mediterranean and the “stan” countries in the Caspian Sea region.  The Korean Food and Drug Administration approval process has been completed, at the expense of a Korean distributor of cosmetic and medical devices. The distributor in Mexico continues to operate at a reasonably steady pace. Activity in the other countries can only be described as modest at best. The formal medical approval process is also underway in Argentina.

On-going Initiatives – Spy-N-Tell

On April 26, 2007 the Company announced the formation of its Security and Safety Products Division (the “Division”) and the launching by way of a 50-50 joint venture (the “JV”) with the Real Security Company Ltd. (TRSC), a private company located in Kelowna, British Columbia, of the Division’s first product, Spy-N-TellTM.    The product has not generated the level of market acceptance originally anticipated, and the Company has no plans to expend further resources on the project. The Company issued TRSC warrants to purchase up to 5 million common shares of the Company at $0.12 per share (market price at the time of issuance) subject to certain amended vesting provisions. The Company must earn $11.5 million from the JV in order for the 5 million warrants to be fully vested. The Company does not believe any of the warrants will be vested.

New Initiative – Celevoke

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, of Liberty, Texas.  Under the agreement, the Company was obligated to purchase 102 shares of Celevoke common stock for an aggregate purchase price of $2,500,000.  The 102 shares were to be purchased in four installments of 20 shares each and a fifth installment of 22 shares.  On May 23, 2008, the Company purchased the final installment of 22 shares and became the owner of 51% of the voting stock of Celevoke.  As described above, through additional purchases of Celevoke common stock as of December 31, 2008 we owned 61% of the voting stock of Celevoke, and as of the date of this annual report we now own 62% of Celevoke’s voting stock.

The Company issued the three principals of Celevoke performance based options an aggregate of 50 million Company shares at $0.14 per share, subject to the following vesting provisions (12.5 million vested on closing of the securities purchase agreement):

Cumulative Net Pre-Tax Profit of Celevoke up to and including June 30, 2010	Cumulative Options to be Vested
$1,000,000	3,750,000
$2,000,000	7,500,000
$3,000,000	11,250,000
$4,000,000	15,000,000
$5,000,000	18,750,000
$6,000,000	22,500,000
$7,000,000	26,250,000
$8,000,000	30,000,000
$9,000,000	33,750,000
$10,000,000	37,500,000

To facilitate the Celevoke transaction, on January 10, 2008 we entered into a securities purchase agreement with MSGI Securities Solutions Inc. ("MSGI") whereby MSGI agreed to purchase 25 million Company units at a price of $0.10 per unit for a total of $2.5 million, payable at the rate of $500,000 agreed upon installment dates.  Each unit consisted of one share of Company common stock and one warrant to acquire one share of Company common stock.  As partial consideration for the $2.5 million investment which was to be paid on a pre-determined time line, we agreed to negotiate additional agreements to outsource 25% of the GPS asset-tracking business to MSGI for a period of three years and for Celevoke to grant MSGI a non-exclusive worldwide license.  None of these ancillary agreements were negotiated and the last $500,000 payment was not made by MSGI.  As a result on May 22, 2008, the Company informed MSGI that it believed MSGI lost any right to purchase the final 5.0 million units, and also lost certain other benefits it was to obtain when it entered into the MSGI agreement.  On May 23, 2008, the Company raised $500,000 through a separate third party and used the funds to make the final $500,000 payment to complete the Company’s acquisition of the initial 51% interest in Celevoke.

Celevoke has integrated Telematics and Global Positioning Systems (GPS) with sensing technology. This proprietary suite of hardware and software products enables users to remotely monitor, track, control and protect a wide variety of asset classes. Examples include people, automobiles and trucks, shipping containers and covert vehicles used for law enforcement and intelligence gathering in a global marketplace.  Celevoke operates a Network Operations Center in California management believes is capable of handling millions of customers.

Celevoke has entered into a non-exclusive worldwide license with LunarEYE, Inc. (LunarEYE), giving Celevoke the right to manufacture, market and sell its proprietary suite of Telematics products.  Chuck Allen is CEO of both LunarEYE and Celevoke. Historically, LunarEYE sold its products into the marketplace.  However, Chuck Allen has confirmed LunarEYE is now focused on its role as a patent holder, and is no longer directly manufacturing, marketing or selling its products. Relationships with prior and potential customers are, therefore, being exploited by Celevoke.

During fiscal 2008 the Company focused primarily on developing and promoting the GPS based asset-tracking technology and products offered through Celevoke.  The Company expects the business conducted by and through Celevoke may be our primary focus going forward, subject to the Company’s ability to fund ongoing operations. However as described above, during fiscal 2008 the Company did continue its efforts to develop and promote our TrichoGenesis products and technologies.

During fiscal 2008 the Company through Celevoke engaged in a range of activities to promote, develop and distribute Celevoke’s GPS based asset-tracking technology and products, including:

•

Working on initiatives with major insurance companies and credit unions to incorporate and utilize Celevoke’s asset tracking and control systems.

•

On May 5, 2008, Celevoke, acquired 521 common shares of Star One Telematica S/A (“Star One”), a company incorporated under the laws of Brazil to immediately market and sell Celevoke's proprietary Telematics solutions to the automotive market in Brazil. Star One is 51% owned by Celevoke and 49% owned by Templar Investment & Acquisitions B.V. (“Templar”).  During the 2008 fiscal year StarOne engaged in a range of activities to try to develop and promote asset tracking products and technologies in Brazil and entered into certain agreements for the sale of such products.  However, subsequent to December 31, 2008 Celevoke indefinitely discontinued supporting StarOne’s operations as a result of an inability to adequately fund it. The major retail rollout previously announced in December 2008 has been indefinitely suspended.  In a further development, a recent Supreme Court decision in Brazil brings into question the government’s ability to force new vehicle owners to employ tracking systems.  This decision has the potential to dramatically alter the original business case for involvement in Brazil.  That is, if the government cannot force new vehicle owners to employ tracking systems, the perceived value and potential of the Brazilian market may be dramatically reduced.

•

The appointment of distribution channel partners.

•

In September 2008, Celevoke expanded its management team and appointed new persons to serve in management and senior level sales, marketing and business development positions.  Unfortunately, the level of sales activity actually generated has been extremely low.  In fairness it must be recognized the negative state of the economy leading to a reduction in the level of business activity, and in particular the dramatic reductions in automobile sales, was a contributing factor.  However, given the anticipated performance of the team, actual results were unsatisfactory.  Therefore, in April 2009, in order to reduce costs Celevoke initiated material layoffs of both management and sales personnel.

While the initial plan was to build a management and sales infrastructure ultimately capable of supporting a national rollout in the United States, the revised post-layoff plan is to focus on Celevoke’s home market of Texas with particular emphasis on Houston, Dallas/Fort Worth and San Antonio/Austin.  Under the supervision of CEO Chuck Allen, the newly streamlined team is making direct calls on automobile dealerships presenting Celevoke’s proprietary technology as a new profit center.  Initial results are encouraging, and management believes the new approach may represent a meaningful first step along the path to Celevoke achieving a break even position.

Subsequent to the end of fiscal 2008, Celevoke continued the development of its previously announced “NextGen Tracking System”.  Celevoke has been working with world class partners on the joint development of an advanced next generation anti-theft device and tracking system which management believes is superior to anything available in the market today.  With components supplied by Trimble and Wavecom, the fully automotive grade product features an extremely low power draw which we believe will be of significant interest to manufacturers of powersports equipment, including motorcycles.  Management further believes the new product may provide Celevoke access to the OEM market in the United States and other parts of the world.

The Company began to recognize revenues through Celevoke in the second quarter of fiscal 2008.  Going forward the Company is hopeful it can continue to grow the business operations and revenues through Celevoke, subject to the Company’s ability to fund ongoing operations. However, it must be recognized the Company’s lack of cash resources and possible loss of continuity with existing customers and channel partners, including insurance companies, credit unions and others is potentially problematic.  There can be no assurance that Celevoke’s business operations will ultimately be successful or generate sufficient revenues by a given time, given the lack of funding, results to date and state of the financial markets.

Competition

With regard to its TrichoGenesis products the Company potentially competes with a number of products within the industry in the form of lasers, lotions, creams, pills, surgical intervention(hair transplants) and hair replacement systems (wigs and toupees).  These products are produced by a range of companies from major pharmaceutical companies with greater resources than the Company such as Merck Co. Inc. (Propecia™) and Pharmacia & Upjohn International (Rogaine™) to local purveyors of folk remedies.

With regard to the GPS products produced by and through Celevoke the Company competes with existing companies that produce asset tracking technology and products, many of whom such as LoJack Corporation, have significantly greater resources than the Company.

Patents, trademarks, and licenses

 We own and maintain a portfolio of intellectual property assets which we hope to continue to build. We believe that our intellectual property assets create great value to the Company and therefore we are taking steps to protect those assets through trademark, copyright, trade secret, and trademark laws of the United States and through contractual agreements.

In addition to 4 issued patents in the United States, there are 6 issued in 6 countries including Canada, New Zealand, and the United Kingdom. The Company is most reliant upon its United States patents for future growth. Design patents and/or industrial design registrations have been granted in 12 countries including the

United States and European countries, amongst others.  Trademarks protecting both the stylized CTC and ETG logos have been granted in 26 countries.  Further Trademarks protecting ElectroTrichoGenesis, CosmeticTrichoGenesis and the CTG logo have been granted in Japan and the European Union (25 countries) with CosmeticTrichoGenesis being granted in the United States.

As described above effective as of December 31, 2006 Celevoke entered into a non-exclusive worldwide license with LunarEYE giving Celevoke the right to manufacture, market and sell its proprietary suite of Telematics products.  This agreement is for an initial eight year term.  As the Company focuses on developing and promoting the GPS asset-tracking technology and products through Celevoke, we will be dependent on this license agreement.

 Effect of existing or probable government regulations on the Company’s business.

The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials of pharmaceutical or medical device companies, including direct-to-consumer prescription drug and medical device advertising. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, based on FDA requirements, companies must limit advertising materials to discussions of FDA-approved uses and claims.   The marketing of the Company’s TrichoGenesis is subject to regulatory authorities in the United States, including but not limited to the FDA and FTC.

In July 1994, the FDA advised that on the basis of its review of the PMA, certain deficiencies existed which caused the FDA to determine its review could not continue.  The Company believed that it could address the majority of the deficiencies, but it could not provide the further data to support safety and efficacy for prolonged use within the response period required by the FDA.  As a result the Company elected to voluntarily withdraw the PMA. No ETG sales or marketing can take place in the US unless and until FDA approval is obtained.  The Company has no current plans to commence the formal FDA approval process.

In January 1995 the Company was advised by Health Canada (Health Protection Branch) that it was satisfied with the notification materials submitted for the ETG device.  Health Canada's acceptance of notification materials is the final regulatory procedural step required for marketing a medical device in Canada.  The notification materials include Device Monograph, Directions for Use, Labels and Operator's Manual.

In addition to clearing the way for marketing in Canada, the Canadian Health Protection Branch acceptance is assisting in obtaining health regulatory approvals in other jurisdictions.  Amongst others, the health regulatory authorities in Mexico, Chile, New Zealand, Singapore, Thailand, Indonesia, Korea and Turkey have cleared the ETG device for sale as a medical device. In addition, the CE Marking of Conformity Medical Devices provides coverage in Europe and many other countries around the world with the exception of the United States.

The CTG Mark 5 has been issued the following:

i)

CSA International Certificate of Compliance as a Class 3872 81 Hygiene and Cosmetic Appliance certified to US standards.  Date of reissue November 6, 2008.

ii)

CSA International CB Test Certificate under IEC 60335-1.  Date of reissue February 6, 2009.

Manufacturing:   ElectroTrichoGenesis Mark 1

The ETG Mark 1 has been issued the following:

i)

KEMA Quality B.V. CE Marking of Conformity Medical Devices.  The certificate is valid until February 2012 and the Company successfully completed a renewal audit March 20, 2008.

ii)

CSA International Certificate of Compliance as Class 8750 01 and Class 8750 81 medical electrical equipment.  Date of issue October 17, 2008.

iii)

CSA International CB Test Certificate under IEC 60601-1.  Date of issue December 3, 2008.

iv)

KEMA – Registered Quality Inc.  ISO 13485:2003.  The certificate is valid until February 25, 2012.

Health Regulatory:   ElectroTrichoGenesis Mark 1

The ETG Mark 1 has been approved as a medical device in the following countries:  Canada, New Zealand, Mexico, Chile, Singapore, Thailand, Indonesia, Korea and Turkey.  In addition, the CE Marking of Conformity Medical Devices provides coverage in the European Community and many other countries around the world, with the exception of the United States.  The formal medical approval process is underway in Argentina, at the expense of the in country operators.

Research and Development

During the last two fiscal years research and development expenses  for our TrichoGenesis platform products were as set forth in the following table:

Year ended December 31,	Research and development expenses
2008	$37,339
2007	$56,987

Significant Customers

The Company’s major operations currently relate to the sales of GPS Telematics devices and services as well as sales and royalties charged on TrichoGenesis platform products.

The Company’s revenue by region is as follows:

	2008	2007
Asia Pacific	$98,185	$23,511
Europe	13,793	158,787
The Americas	395,176	94,282
	$507,154	$276,580

The Company had three major customers which in aggregate accounted for approximately 64% of our 2008 revenue. These customers accounted for 18%, 19% and 27% of the Company’s total revenues during fiscal 2008 respectively.  Two of these customers (representing 19% and 27 of our total revenues) were customers through Celevoke, whereas one customer (representing 18% of our total 2008 revenues) purchased a significant portion of our remaining TrichoGenesis products.   We do not expect the customer who purchased the significant amount of our TrichoGenesis products in fiscal 2008 to purchase a significant amount of products from the Company during fiscal 2009.  However, a significant reduction in sales to any of the large Celevoke customers would have a material adverse effect on the Company by reducing our revenues.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

Employees

As of April 15, 2009 we have five employees, four of which are full time.  As of April 15, 2009 Celevoke had four employees, three of which are full time.

ITEM 1A  RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.

RISKS RELATED TO OUR BUSINESS

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives.

The Company incurred a net loss of $8,812,744 for the year ended December 31, 2008 (2007:$1,548,152). The Company has reported recurring losses since inception which have resulted in an accumulated deficit of $37,473,039 at December 31, 2008 (2007:$ 28,660,295). The Company has relied, and will likely continue to rely, on debt and/or equity financing and/or the sale of certain rights for consideration including cash. There is no certainty that additional debt and/or equity financing and/or arrangements for the sale of rights will be available on reasonable terms or at all.

The ability of the Company to continue as a going concern is dependent on the receipt of additional financing and /or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.  Any inability to obtain additional financing when needed and/or the loss of a material contract would have a material adverse effect on the Company, including possibly requiring the Company to significantly reduce or possibly cease its operations.  If the Company was unable to continue as a going concern, material adjustments would be required to the carrying value of assets and liabilities on the balance sheet and the balance sheet classifications used.

There is no certainty that our key project will be operationally successful or profitable.

Going forward we will be highly dependent upon the success of the promotion and distribution of products utilizing the GPS asset-tracking technology distributed by Celevoke.  Although we believe that there may be a large demand for this technology, if that demand does not materialize to the extent that we project or we are not successful in promoting and distributing our technology this will have a material adverse effect on the Company’s financial results. Currently, we are unable to proceed with our original Celevoke business plan due to a lack of funding and lack of sales.  Celevoke is proceeding with a Texas-based, rather than national, strategy having significantly reduced staff and ultimately overhead.  The objective is to grow organically and achieve breakeven as quickly as possible.  If this new strategy is not successful, the Celevoke business plan is in jeopardy of failing.

Disruptions in the Global Financial and Capital Markets May Impact Our Ability to Obtain Financing.

The global financial and capital markets have been experiencing extreme volatility and disruption, including the failures of financial services companies and the related liquidity crisis. We can not meet our near term liquidity needs with our working capital on hand. Therefore, we will continue to need further funding to achieve our business objectives. In the past, the issuance of equity securities has been the major source of capital and liquidity for us. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and results of operations will be adversely impacted.

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

Going forward we believe our business will primarily depend on the sale, licensing and market acceptance of GPS tracking-related products and technologies distributed through Celevoke, which is now more difficult given the lack of sales by Celevoke and the necessity to write-off its investment in Brazil.  Because going forward our revenue will primarily be dependent on the success of these products and technologies, and any factor affecting their marketability could have a material adverse effect on our business and results of operations. Factors that could harm the successful sale and licensing of the products and services include, among others:

•

If automobile dealers, equipment manufacturers and owners, insurance carriers, do not purchase, incorporate, or emphasize our products;

•

If we are unable to establish a market for our products and technologies in certain countries;

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

We are currently doing business in, or have done business in, a range of countries including Canada, the United States, Mexico and Brazil.  Accordingly, we are subject to additional risks, such as:

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

Certain of our products are subject to regulatory approval and if we fail to obtain FDA approval, we cannot market certain products in the United States.

 The Company has commenced marketing its cosmetic product CTG in the United States.  The marketing of CTG is subject to regulatory authorities in the United States, including but not limited to the FDA and FTC.  These agencies may seek to limit or deny the Company the ability to market CTG as a cosmetic product.  The Company must also receive regulatory approval to market its medical product ETG in the United States.  The Company has not applied, and does not intend to apply, for such regulatory approval in the United States. Consequently, there can be no guarantee as to either if, or when, such approval may be obtained.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand image and harm our business and our operating results.

The Company’s success will partially depend on its ability to obtain and enforce patents relating to the technology and to protect trade secrets. Further patents may not be available. In addition, third parties may challenge, narrow, invalidate or circumvent the Company’s patents. The patent position of medical device companies is generally highly uncertain, involves complex legal and factual questions and has recently been the subject of much litigation. Neither the U.S. Patent Office nor the courts have a consistent policy regarding breadth of claims allowed or the degree of protection afforded under many device patents.

In an effort to protect its unpatented proprietary technology, processes and know-how, the Company’s employees and consultants are often required to execute confidentiality agreements. However, these agreements may not provide adequate protection against improper use or disclosure of confidential information. These agreements may be breached, and the Company may not have adequate remedies for any such breach. In addition, in some situations, these agreements may conflict, or be subject to, the rights of third parties with whom employees or consultants have previous employment or consulting relationships. Also, others may independently develop substantial proprietary information and techniques or otherwise gain access to the Company’s trade secrets. The Company intends to market its products in many different countries. In some of those, patents may not be held nor applied for. Different countries have different patent rules and the Company may sell in countries that do not honor patents and in which the risk of product copying would be greater.

We risk exposing ourselves product liability claims, which could adversely affect our working capital, shareholders’ equity and profitability.

The Company’s business exposes it to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of medical and/or cosmetic products.  While the Company will take precautions it deems to be appropriate to avoid product liability suits against it, there can be no assurance that it will be able to avoid significant product liability exposure.  Product liability insurance is generally expensive to the extent it is available at all.  The Company has not yet obtained product liability coverage.  There can be no assurance that it will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims.  A successful product liability claim brought against the Company may exceed any insurance coverage secured by the Company, and could have a material adverse effect on the Company’s results or ability to continue marketing its products.

TrichoGenesis products have historically been negatively perceived by the general public.

Historically, consumers held negative perceptions for hair restoration products or processes.  While the Company has developed a reasonable strategy for responding to this perception, there can be no assurance that widespread acceptance of the Company’s technology can be achieved.

We are dependent on our key personnel, and the loss of any could adversely affect our business.

We depend on the continued performance of the members of our management team, particularly Robert Kramer. If we lose the services of Mr. Kramer, and are unable to locate suitable replacement(s) for Mr. Kramer in a timely manner, it could have a material adverse effect on our business. We do not have, and we do not expect to obtain, key man life insurance for any members of management in the foreseeable future.

RISKS RELATED TO OUR SECURITIES

We will require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We have a history of operating losses and have depended on funds raised through the sale of equity and debt securities to maintain our operations.  We will need to raise additional funds to continue our operations.  There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

We do not plan to pay dividends on our common stock.

We do not anticipate paying cash dividends to the holders of our common stock in the foreseeable future. Accordingly, investors in our common stock must rely upon subsequent sales after price appreciation as the sole method to realize a gain on an investment in our common stock. There are no assurances that the price of our common stock will ever appreciate in value particularly if we continue to sustain operating losses. Investors seeking cash dividends should not buy our common stock.

We currently have a limited trading market as there is limited liquidity on the OTC Bulletin Board which may impact your ability to sell your shares.

Currently our shares of our Common Stock are traded on the NASD — OTC Bulletin Board. However, there is limited trading volume in our shares. When fewer shares of a security are traded on the OTC Bulletin Board, price volatility may increase and price movement may outpace the ability of the OTC Bulletin Board to deliver accurate quote information. If low trading volumes in our common stock continue, there may be a lower likelihood of orders for shares of our common stock being executed, and current prices may differ significantly from prices quoted by the OTC Bulletin Board at the time of order entry.

Our common stock is subject to the penny stock rules which will limit the market for our common stock and increase the cost of sale because of additional broker compensation.

Because our stock is traded on the OTC Bulletin Board, if the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

There may be a greater risk of fraud on the NASD-OTC Bulletin Board.

OTC Bulletin Board securities are frequently targets for fraud or market manipulation because they are not regulated as closely as securities listed on exchanges. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of market prices. While there is regulation of the NASD-OTC Bulletin Board, it is not as comprehensive as the regulation of the listed exchange. If this should occur, the value of an investment in our common stock could decline significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.DESCRIPTION OF PROPERTY

Our corporate office is located in Vancouver British Columbia.  We currently lease this office space at a rate of $2,733 per month.  The corporate office for Celevoke is 1308 North Main Street, Liberty, TX 77575, which is rented at a rate of $1,800 per month.

ITEM 3. LEGAL PROCEEDINGS

Eighteen former employees of StarOne have commenced action for non-payment of wages.  Although the legal proceedings commenced in Brazil, Celevoke was named as a defendant.  The Company does not believe any action has been taken with respect to this matter in the United States.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue an unlimited number of shares of Common Stock.  As of December 31, 2008 141,911,253 shares of our common stock were issued and outstanding, and as of April 15, 2009 there were 155,146,285 shares of our common stock were issued and outstanding. The Company is also authorized to issue an unlimited number of Class A Preference shares without par value.  As of December 31, 2008 (and as of the date of this report) no Class A Preference shares have been issued.

Shares of our common stock are quoted on the OTC Bulletin Board.   Trading on the OTC BB commenced March 2, 1995. As of April 15, 2009, there were approximately 481 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in ‘street name.’

Our transfer agent is Computershare Investor Services Inc.

The tables below sets forth the high and low bid of the Company’s Common Stock during the periods indicated as reported on Yahoo Finance (http://finance.yahoo.com). The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

	Fiscal Quarter	High	Low

Fiscal Year End December 31, 2008	4th Quarter (10-01/08 – 12/31/08) 3rd Quarter (07/01/08 – 09/30/08) 2nd Quarter (04/1/08 – 06/30/08) 1st Quarter (01/01/08 – 03/31/08)	$ 0.22 $ 0.37 $ 0.46 $ 0.25	$ 0.14 $ 0.18 $ 0.19 $ 0.10

Fiscal Year End December 31, 2007	4th Quarter (10/01/07 – 12/31/07) 3rd Quarter (07/01/07 – 09/30/07) 2nd Quarter (04/01/07 – 06/30/07) 1st Quarter (01/01/07 – 03/31/07)	$ 0.14 $ 0.12 $ 0.15 $ 0.16	$ 0.06 $ 0.08 $ 0.06 $ 0.09

The closing price of the Common Stock as reported on April 3, 2009, was $0.105 per share.

Dividends

Since its inception the Company has not declared or paid cash or other dividends on its Common Stock.  The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.

Securities Authorized Under Equity Compensation Plans Information

From time to time the Company grants incentive stock options to directors, officers, employees and promoters of the Company.  In addition, the Board of Directors of the Company adopted the 2004 Stock Option and Stock Bonus Plan (the “Plan”), under which 3,000,000 shares of Common Stock were initially reserved for issuance upon the exercise of options (“Options”) or the grant of stock bonuses (“Bonuses”).  However, on January 30, 2008 the Board of Directors adopted an amendment to the Plan increasing the number of shares reserved under the Plan to 53.0 million shares and then on July 3, 2008 adopted another amendment to the Plan increasing the shares reserved under the Plan to 55.0 million shares.   The Plan includes two types of Options. Options intended to qualify as incentive stock options under Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”) are referred to as “Incentive Options.” Options which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Plan, are the outright issuance of shares of Common Stock.

The Plan is intended to provide incentives to officers, employees and other persons, including consultants, advisers and Board members, who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it.  The Board of Directors believes that this also will help to align the interests of management and employees with the interests of shareholders.  The terms of the Plan concerning the Incentive Options and Non-Qualified Options are substantially the same except that only employees of the Company or its subsidiaries are eligible to receive Incentive Options. Non-Qualified Options may be granted to employees, officers and consultants of the Company.

The number of shares reserved for issuance under the Plan is a maximum aggregate so that the number of Incentive Options and/or Non-Qualified Options that may be granted reduces the number of Bonuses which may be granted, and vice versa.

The Plan was ratified by shareholders at the Annual and Special Meeting held on June 17, 2005.  At our Annual Meeting of Shareholders held on September 26, 2008 our shareholders ratified and approved amendments to the Plan increasing the shares reserved under that plan to 55.0 million shares.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	(1)53,450,000	$0.15	209,250

Equity compensation plans not approved by security holders	(2)15,695,000	$0.13	---

Total	69,145,000	$0.15	209,250

(1)

options to acquire shares of common stock inside the 2004 Stock Option and Stock Bonus Plan (of these, 38,150,000 are subject to vesting schedules)

(2)

options to acquire shares of common stock outside the 2004 Stock Option and Stock Bonus Plan.

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered equity securities of the Company sold that have not previously been reported in a Current Report on Form 8-K or in a quarterly report on Form 10-Q.

On December 30, 2008 pursuant to 2004 Stock Option and Stock Bonus Plan we granted employees of Celevoke an aggregate of 850,000 options to purchase our common stock, all being exercisable at $0.23 per share.  The options are subject to various vesting schedules. The options were granted in consideration for the recipients’ continuing services to be rendered as employees. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

On January 16, 2009 we issued 600,000 shares of common stock at $0.075 per share upon the exercise of warrants.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On February 10, 2009 we issued 200,000 shares of common stock at $0.10 per share upon the exercise of warrants.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On February 10, 2009 we issued 1,000,000 shares of common stock at CDN$0.05 per share upon the exercise of warrants.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On February 10, 2009 we issued 3,750,000 shares of common stock at $0.05 per share upon the exercise of warrants.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On February 10, 2009 we issued 400,000 shares of common stock at $0.10 per share upon the exercise of warrants.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On February 12, 2009 we issued an accredited investor 50,000 shares of common stock to retire a debt obligation.  Although the Company did not receive cash consideration for the shares we received relief of $5,000 in indebtedness.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On February 17, 2009 we issued an accredited investor 300,000 shares of common stock to retire a debt obligation.  Although the Company did not receive cash consideration for the shares we received relief of $30,000 in indebtedness.   The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On February 20, 2009 the Company issued 2,028,571 units at $0.14 per unit for total gross proceeds of $284,000.  Each unit consisted of one share of common stock and one warrant.  Each warrant is exercisable into one additional common share for $0.25 expiring February 20, 2014.  The units were issued to accredited investors and we relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  No commissions or other remuneration were paid in connection with this issuance.

On February 23, 2009 we issued 231,461 shares of common stock at $0.075 per share upon the exercise of warrants.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On February 23, 2009 we issued accredited investors 2,000,000 shares of common stock to retire debt obligations.  Although the Company did not receive cash consideration for the shares we received relief of $200,000 in indebtedness.   The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On March 24, 2009 we issued 325,000 shares of common stock at $0.10 per share upon the exercise of warrants.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On March 24, 2009 we issued 400,000 shares of common stock at $0.05 per share upon the exercise of warrants.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On March 24, 2009 we issued accredited investors 1,500,000 shares of common stock to retire debt obligations.  Although the Company did not receive cash consideration for the shares we received debt relief of $270,000 in indebtedness.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.    No commissions or other remuneration were paid in connection with this issuance.

On March 24, 2009 we issued accredited investors 450,000 shares of common stock to retire debt obligations.  Although the Company did not receive cash consideration for the shares we received relief of $45,000 in indebtedness.   The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement about Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). Certain statements contained in this report that are not historical facts constitute forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act.  Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from those expressed or implied.  All statements, other than statements of historical facts, included in this report that address activities, events, or developments that our management expects, believes, hopes or anticipates will or may occur in the future are forward looking statements.  Any forward-looking statements speak only as of the date made.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

 Liquidity and Capital Resources

Since inception the Company has primarily financed its operations through the sale of equity securities and debt instruments.  However, we have generated limited amounts of revenues from sales of our TrichoGenesis products.  Further, during the year ended December 31, 2008 we generated limited amounts of revenues through our majority ownership interest in Celevoke and the GPS asset-tracking technology and products sold through Celevoke.

As of December 31, 2008 we had a working capital deficiency of $769,006, as compared to a working capital deficiency of $233,880 at December 31, 2007, for a total increase in working capital deficiency of $535,126.  As of December 31, 2008 we had cash and cash equivalents of $42,949     compared to $33,498 as of December 31, 2007.   During the fiscal year ended December 31, 2008, the Company utilized cash on hand, and proceeds from private placements, advances under the convertible promissory note and warrant exercises to fund our operations.

For the year ended December 31, 2008 the Company experienced a net loss of $8,812,744 as compared to a net loss of $1,548,152 in fiscal 2007.  The material increase in net loss is described under Results of Operations.  Our accumulated deficit is $37,473,039.

Although we have recognized revenue in each of the past three fiscal years, and are hopeful our revenues will continue to grow as we continue to build and grow our business through Celevoke, we have relied in large part of funds raised in private placements to fund our operations.  During the year ended December 31, 2008 we raised approximately $4,943,959 through private sales of our equity securities and the exercise of warrants.  In addition we received $175,000 of advances under the convertible promissory note.  An aggregate of these funds of $4,250,000 was used to fund our acquisition of our interest in Celevoke.  Subsequent to December 31, 2008, the Company raised another $444,000 through the private sale of equity securities and exercise of warrants.  In addition we received a further $100,000 advance under the convertible promissory note.  We expect to continue to rely on the private sale of securities to fund our business operations.

Our current resources on-hand are not sufficient to cover our costs and expenses, especially as a result of the recent lack of sales by Celevoke.  To continue to fund our business operations we will need to raise addition capital through the issuance of equity or debt securities for working capital and general corporate purposes. We need to obtain additional debt or equity financing, but there can be no assurance that additional financing will be available on reasonable terms, if at all.  Therefore, the ability of the Company to continue as a going concern is likely dependent on the successful conclusion of these discussions and/or negotiations, the receipt of additional financing and/or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.

Results of Operations:

On May 23, 2008 we became the majority holder of the voting equity of Celevoke.  On that day the Company began consolidating Celevoke’s financial results in the Company’s consolidated financial statements.  Accordingly, the financial statements included with this annual report for the year ended December 31, 2008 are presented on a consolidated basis with Celevoke and its subsidiary StarOne, whereas the information presented for periods prior to fiscal 2008 are not presented on a consolidated basis with Celevoke.  As such, the information presented in our financial statements included with this annual report may not provide a meaningful comparison when compared against the information presented for fiscal 2007 and 2006.

On December 31, 2008, we had a working capital deficiency of $769,006.  However, both our current and total assets increased significantly versus those reported as of December 31, 2007 as a result of our balance sheet being presented on a consolidated basis with Celevoke.  In large part our increased assets are the result of an increase of $430,724 in the inventory line item of our balance sheet which resulted primarily from the units produced by and through Celevoke, whereas inventory related to our TrichoGenesis products represented approximately $ 12,846.  Additionally, our total assets as of December 31, 2008 included $345,814 in Celevoke equipment, furniture and leased assets whereas as of December 31, 2007 we did not have any assets of this nature.

Our liabilities also increased as a result of our balance sheet being presented on a consolidated basis with Celevoke.  For example, our accounts payable increased by $398,530 from $207,656 on December 31, 2007 to $606,186 on December 31, 2008.  Celevoke’s accounts payable were $393,257 at the end of fiscal 2008.  Due to related parties of $230,479 on December 31, 2008 (nil on December 31, 2007) consists of payables to directors and companies controlled by directors of Celevoke. Stock based debt settlement of $270,000 on December 31, 2008 (nil on December 31, 2007) related to closing costs for a private placement financing by MSGI, a holder of more than 10% of the Company’s outstanding common shares on that date.  Accrued liabilities decreased by $2,418 from $139,287 on December 31, 2008 to $136,869 (including $30,800 of Celevoke accrued liabilities).  The subscription liability of $272,500 on December 31, 2008 (versus $27, 898 on December 31, 2007) relates to amounts received by the Company for the private placement of units consisting of stock and warrants which were issued after December 31, 2008.

Liabilities from discontinued operations relate to Celevoke’s subsidiary StarOne.  On May 5, 2008, the Company’s 51% owned subsidiary, Celevoke, acquired 521 common shares of StarOne Telematica S/A, a company incorporated under the laws of Brazil in April 2008, for a 51% interest.  On March 20, 2009, Celevoke indefinitely suspended StarOne’s operation due to the state of the capital markets and the inability to obtain sufficient financing.  Celevoke wrote off its investment in StarOne for the December 31, 2008 year end, taking a charge of $1,911,437.  The Company also recorded a net liability of $657,417 on its balance sheet and loss of $165,762, as a result of treating the subsidiary as discontinued operation at year end.

On September 29, 2008, the Company extended the maturity date of its convertible promissory note from January 16, 2009 to January 19, 2010.  The extension of the maturity date has been accounted for as a modification to the original convertible promissory note.  As additional consideration for restructuring, the Company issued the holder of the convertible promissory note 5,200,000 share purchase warrants exercisable for common shares at $0.17 per share.  The expiry date of these warrants is the later of December 31, 2013 or the date which is two years after the note is fully repaid. And the exercise price of all of the other warrants outstanding that are higher than $0.17 has been reduced to $0.17. A charge of $942,600 has been recorded as a result to the additional paid-in capital account and warrant accretion expense account.  The note bears interest at 10% per annum and the holder of the convertible promissory note has the right to convert all or part of the note to common shares of the Company at a conversion price of $0.10 per share.  The note is secured by a security agreement under which the Company agreed to grant the lender security interest over all the Company’s property and assets, including all intellectual property.

	At December 31, 2008	At December 31, 2007
Interest payable	$33,646	$33,785
Convertible promissory note	1,394,719	1,087,704
	$1,428,365	$1,121,489

Additional paid in capital increased by $2,526,171 from $1,865,581 on December 31, 2007 to $4,391,752 on December 31, 2008.  The increase consisted primarily of: warrant accretion expense of $942,600; $546,601 of compensation expense relating to vested stock options; and the Company also vested 12.5 million options when it acquired Celevoke, Inc. during the year and $1,049,300 was charged to the additional paid-in capital account.

The Company’s revenue increased in fiscal 2008 to $507,154 from $276,580 in fiscal 2007.  Although revenues generated through the sale of the Company’s TrichoGenesis products decreased in fiscal 2008 ($167,571 in 2008 versus $276,580 in 2007), the Company recognized revenues of approximately $339,583 in sales made through Celevoke.  The Company hopes that its revenues may continue to grow in fiscal 2009 as a result of increased sales through Celevoke, subject to the Company’s ability to fund Celevoke’s ongoing operations.  Revenue from the Company’s TrichoGenesis products is expected to continue to decline as a result of decreased activities and decreased sales in the Asia Pacific and Americas region.  However, this trend may reverse if Hair Envy orders significant numbers of units in China and places them in salons and spas on a revenue sharing basis.

Total selling, general administrative expenses increased significantly as a result of the consolidated statement of operations being presented on a consolidated basis with Celevoke from $1,601,277 on December 31, 2007 to $5,405,842 on December 31, 2008.  General and administrative expenses increased by $543,591 from $377,558 to $921,149 with the consolidation of $651,271 of such expenses incurred by Celevoke.  Salaries and wages of $2,126,551 consist of: $387,212 incurred by the Company directly, $1,278,905 by Celevoke and $460,433 of stock based compensation.  In fiscal 2007 stock based compensation for salaries and wages was $239,243.  Accretion interest on warrants is a Company level expense relating to the September 29, 2008 agreement to extend the maturity of the convertible promissory note from January 16, 2009 to January 19, 2010.  Legal audit and filing fees increased by $185,779 from $235,053 on December 31, 2007 to $420,832 on December 31, 2008 as a result of the more complex corporate structure subsequent to the Company’s acquisition of its interest in Celevoke.  Consulting increased by $307,132 from $301,170 (including $232,413 of stock based compensation) on December 31, 2007 to $608,302 on December 31, 2008, as a combined result of there being no stock based compensation in 2008 for consulting and the addition of Celevoke’s consulting expense of $464,858.  Corporate communications, interest on convertible promissory note and foreign exchange are all parent level Company expenses.

Loss from subsidiary before acquisition of control of $436,062 relates to losses incurred by Celevoke prior to the Company completing the acquisition of its 51% control position on May 23, 2008.

The Company accounts for acquisition of business in accordance with SFAS No. 141 “Business Combinations” which may result in the recognition of goodwill. Intangible is related to the Company’s acquisition of 61% interest in Celevoke, Inc.  Goodwill and other intangible assets are accounted for in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”.  Intangible is assessed for impairment at least annually.  Based on its analysis of operating results, the Company determined to write down the amount of intangible assets for the December 31, 2008 year end to nil, taking a charge of $3,972,090.

The consolidated statement of cash flow summarizes the significant change in fiscal 2008 versus 2007 as a result of the Company’s acquisition of Celevoke and its investment in the Brazilian subsidiary StarOne.  On March 20, 2009 Celevoke indefinitely suspended StarOne’s operation due to the state of the capital markets and the inability to obtain sufficient financing resulting in a write down of investments.  Due to Celevoke’s lack of sales and ongoing losses, the Company took an impairment charge and wrote its intangibles down to nil.  When the financial impact of the write down of the investment in StarOne and impairment of intangibles is combined with the loss from operations, after adjustments for minority interests and certain other items, the result in a net loss of $8,812,744.  The fiscal 2008 funding of operating activities of $3,434,927 and investing activities of $1,691,386 and by net financing activities of 5,156,042 resulted in a net increase in cash of $9,451.  Comparatively in fiscal 2007, the Company had a net decrease in cash of $11,587.  The statement further confirms the Company is operating at a loss and requires further injections of cash from outside sources to sustain its operations.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Critical Accounting Policies

Inventory and Cost of sales

Materials and components are stated at the lower of cost or market value.  Cost is determined using the first-in first-out method. Work-in-process and manufactured parts are stated at the cost of materials and direct labor applied to the product and the applicable share of overhead. Finished goods are stated at the lower of cost and net realizable value.

The Company assesses the need for inventory write-downs based on its assessment of estimated replacement or net realizable value using assumptions about future demand and market conditions. If market conditions differ from those originally estimated by the Company, an additional inventory write-down may be required.

Equipment, Furniture and Leased Assets

Leasehold, equipment and furniture are stated at cost.  Maintenance and repairs are charged to expense as incurred.  Expenditures, which extend the physical or economic life of the assets are capitalized and depreciated.  Depreciation is provided using the straight-line method over the estimated useful life as follows:

Equipment

1-5 years

Furniture

3 years

Leasehold improvement

1.5 years

Leased assets

5 years

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

Equity Investment

Purchased equity interests that are accounted for pursuant to the equity method of accounting if the Company’s ownership position is large enough to significantly influence the operating and financial policies of an investee.  This is generally presumed to exist when we own between 20% - 50% of a corporation.  The Company’s share of earnings and losses in equity method investees is included in loss from equity method investments on the Consolidated Statement of Operations.

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

Use of estimates

The preparation of consolidated financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Intangibles assets

The Company accounts for acquisition of business in accordance with SFAS No. 141 “Business Combinations” which may result in the recognition of goodwill. Intangible is related to the Company’s acquisition of 61% interest in Celevoke, Inc (see Note 7).  Goodwill and other intangibles assets are accounted for in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”.  Under SFAS 142, intangibles is not amortized.  Rather, intangible is assessed for impairment at least annually.  The Company tests intangibles by using a two-step process.  If the carrying amount of the reporting units exceed its fair value, intangibles is considered impaired and a second step is performed to measure the amount of impairment loss, if any.   Based on its analysis of operating results, the Company determined to write down the amount of intangible assets for the December 31, 2008 year end to nil, taking a charge of $3,972,090.

Comprehensive income

SFAS No. 130 Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company had other comprehensive loss of $313,355 and $299,202 for the years ended December 31, 2008 and 2007, respectively, from foreign currency translation adjustment.

Stock based compensation

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of December 31, 2008.

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

Internal Control Over Financial Reporting

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act.  Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of December 31, 2008, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2008 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2008:

(1)

Lack of an independent audit committee.  Although we have an audit committee it is not comprised solely of independent directors.  We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2)

Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to failure to identify and resolve accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)

Insufficient number of independent directors.  At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Due to the Company’s limited financial resources, effective May 1, 2009 Anthony Harrison will cease serving as the Company’s Chief Operating Officer.  However, Mr. Harrison will continue to serve on the Company’s Board of Directors.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are currently no family relationships among any of the directors and executive officers of the Company.  None of our officers or directors have been involved in any legal proceedings within the past five years.

Name	Age	Officer or Director Since	Position
Robert Kramer	63	April 1987	Chairman of the Board and Chief Executive Officer

George Chen	71	June 2004	Chief Financial Officer and Director

Anthony Harrison	65	June 1994	Chief Operating Officer and Director

Peter Bell	72	November 1988	Director

Douglas Beder	69	December 2005	Director

Robert Kramer is a founding director of the Company and served as the Chief Financial Officer and Vice President until July 5, 2004.  Since July 5, 2004 Mr. Kramer has served as the Company’s President and Chief Executive Officer.  Mr. Kramer currently serves as a director and Chairman of the Audit Committee of Metalline Mining Company (American Stock Exchange “MMG”) an exploration stage company, formed under the laws of the state of Nevada, engaged in the business of mining. Prior to co-founding Current Technology, he was a joint venture partner in an enterprise that raised funding for approximately 20 public mining companies conducting exploration activities in Western Canada. A graduate of the University of California, Berkeley with a degree in economics, Mr. Kramer has been a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of British Columbia for over 30 years. Mr. Kramer is a Registered Certified Public Accountant in the State of Illinois. In 2005 he was admitted as a Fellow to The Institute of Chartered Securities and Administrators.

George Chen has served as the Company’s Chief Financial Officer since June 30, 2004 and as a director since May 2004.  Mr. Chen is a member of the Canadian Institute of Chartered Accountants since 1962.  Prior to his retirement in 1997, Mr. Chen was a Senior Audit Partner with Deloitte & Touche (Canadian member firm of Deloitte Touche Tohmatsu operating in over 140 countries).  With professional focus mainly in the public utilities industry, he also had significant administrative responsibility for all Deloitte & Touche offices in greater Vancouver and Victoria, British Columbia.  In addition, Mr. Chen served as Chief Financial Officer of a private company which was a major force in the packaging industry in North America.  In January 1998, he was appointed as Chairman of the Board of British Columbia Transit, responsible for the transition of the public transportation system from Provincial government jurisdiction to the newly created Greater Vancouver Transportation Authority. While with British Columbia Transit he also served as Chairman of the Audit Committee and member of the board of Rapid Transit Project 2000 Ltd., the company responsible for the construction of the Skytrain (rapid transit) extension in greater Vancouver.

Anthony Harrison has served as the Company’s Chief Operating Officer since January 1994 and as a director since June 1994.   Prior to joining the Company Mr. Harrison was Chief Executive Officer of the Canadian operations of Century Oils Group, plc, a multi national specialty lubricants company having sales and manufacturing facilities in 29 locations worldwide.  As a partner in a multi divisional private Canadian company Mr. Harrison was instrumental in the considerable growth of the company to the point at which the British Century Group acquired its industrial lubricants division.  From an original background in marine engineering Mr. Harrison held managerial positions in sales, manufacturing and quality control with a number of British and European public companies prior to arriving in Canada in 1976.  Due to the Company’s limited financial resources, effective May 1, 2009 Anthony Harrison will cease serving as the Company’s Chief Operating Officer.  However, Mr. Harrison will continue to serve on the Company’s Board of Directors.

Peter Bell has served on the Company’s board of directors since November 1988 and has acted as Chair of the Company’s Audit Committee since December 2005.  Mr. Bell served as the Company’s Vice-President of Medical Affairs from 1988 until his retirement June 30, 1992 during which time he was directly responsible for the clinical development of the ETG device.   Mr. Bell currently serves as a director to Uranerz Energy Corp., a company engaged in the acquisition, exploration and development of properties in the uranium sector and is president of Ezon Healthtech Corporation, a private company that is involved in the development of a graphic labeling system for pharmaceutical products.  Mr. Bell has provided a wide range of consultant services to businesses and health care companies and organizations.  He holds a Bachelor of Science degree in Pharmacy from the University of Manitoba and a Master in Business Administration from the University of Western Ontario.

Douglas Beder, Ph.D., has served on the Company’s board of directors and as a member of the Company’s Audit Committee since December 2005.  Dr. Beder, Professor Emeritus, Department of Physics & Astronomy, University of British Columbia brings a broad range of knowledge and experience to his work at Current Technology.  Shortly after earning his undergraduate degree (Honors Mathematics and Physics) from McGill University, Montreal and his Ph.D. in theoretical physics from the California Institute of Technology Dr. Beder went on to teach at the University of British Columbia.  At UBC Professor Beder undertook extensive academic responsibilities including Faculty of Science Coordinator for the University Industry Liaison Office.  Dr. Beder has also held, at various times, research appointments to several international centers including the Los Alamos National Laboratory, Lawrence Radiation Laboratory, Berkeley, California and the European Center for Nuclear Research, Geneva, Switzerland.  A consultant to Current Technology since 1991, Dr. Beder has overseen the development and production of the ETG device using electromagnetic theory modeling. He continues to be actively involved in all biophysical aspects of the ETG technology and is a member of the Company’s Medical and Scientific Advisory Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”). Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4, and 5 furnished to the Company during and for the Company’s year ended December 31, 2008, there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5, except Peter Bell has not yet filed a Form 3 disclosing the Company securities he beneficially owns.  Until the quarter ended March 31, 2008 we qualified as a foreign private issuer under the rules promulgated by the Securities and Exchange Commission and our officers and directors were not subject to the reporting requirements of Section 16 of the Exchange Act.

Code of Ethics

On June 29, 2004 the Board of Directors approved the Code of Ethics which was incorporated by reference to the Company’s Form 20-F, dated December 31, 2003 and filed July 8, 2004.  A copy of the Company’s Code of Ethics will be provided free of charge to persons who make a written request to our corporate office.

Nominating Committee

The Company does not have a separate nominating committee because the Board does not believe such a committee is necessary for a company of our size, and these functions are currently performed by the Board as a whole.  When a Board vacancy occurs the remaining Board members participate in deliberations concerning director nominees.  However, if there is a change in the number of directors required by the Corporation, this policy will be reviewed.  Any shareholder desiring to nominate a person to the Board of Directors or communicate directly with any officer or director of the Corporation may address correspondence to that person at the offices of the Corporation in Vancouver British Columbia.

The Board does not have any specific minimum criteria for identifying and evaluating nominees for directors.  Instead, When the Board evaluates any and all proposed nominees based on the Corporation’s needs and the nominee’s background and qualifications.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Messrs. Kramer, Bell and Beder serve on the Company’s audit committee.  Mr. Bell has been designated as the chairman and financial expert on the Audit Committee. The Company defines “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards. Peter W. Bell and Douglas Beder are independent members of the Audit Committee while Mr. Kramer is not considered independent. The Board of Directors has adopted a written charter for the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received during the previous two fiscal years, in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year and the Company’s most highly compensated executive officers. (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Non-Equity
			Option	Incentive Plan	All Other
Name and	Fiscal	Salary	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)(**)	($)	($)	($)

Robert Kramer, Chief Executive Officer	2008	$141,420	$340,100	$0	$58,807(1)	$540,327
	2007	$92,179	$92,904	$0	$94,507(2)	$279,590

Anthony Harrison, Chief Operating Officer	2008	$84,852	$0	$0	$6,965(3)	$91,817
	2007	$83,799	$47,932	$0	$5,175(3)	$136,906

(**)

We calculated these amounts in accordance with the provisions of SFAS 123(R).  Compensation expense related to stock options is calculated using the Black-Scholes option-pricing model.

(1)

Represents automobile expenses paid for by the Company in 2008.  In fiscal 2008 Celevoke paid $50,000 for consulting services.

(2)

Represents automobile expenses paid for by the Company in 2007.  In fiscal 2007 the Company paid $85,820 to 314613BC Ltd., a company controlled by Mr. Kramer, for management consulting services.

(3)

Represents amounts paid by the Company for automobile expenses.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained above, the “named executive officers.” The main components of the compensation we pay to our named executive officers are their base salary and the award of option grants.   As of December 31, 2008 none of our executive officers had entered into an employment agreement with the Company.  Further, as of December 31, 2008 none of our executive officers through any agreement was entitled to receive any predetermined payment or other benefit upon a change in control of the Company.

The Company does not have a separately designated compensation committee.  Instead, its Executive Committee determines compensation for the directors and Chief Executive Officer.  Members of the Executive Committee are Robert K. Kramer, Anthony J. Harrison and George A. Chen.  Duties of the Executive Committee include reviewing and making recommendations regarding compensation of executive officers and determining the need for and the appropriateness of employment agreements for senior executives.  The Executive Committee has authority to retain such compensation consultants, outside counsel and other advisors as the Committee in its sole discretion deems appropriate.  The Executive Committee may also invite the executive officers and other members of management to participate in its deliberations, or to provide information to the committee for its consideration with respect to such deliberations, except that: the chief executive officer may not be present for the deliberation of or the voting on compensation for the chief executive officer.  The Chief Executive Officer may, however, be present for the deliberation of or the voting on compensation for any other officer.

Cash Compensation Payable To Our Named Executive Officers.

Our named executive officers receive a base salary payable in accordance with our normal payroll practices.  Based on our knowledge of the industry and the Company’s resources we believe that their base salaries are competitive to those that are received by comparable officers with comparable responsibilities in similar companies.

In the future, when we reconsider salaries for our executives, we will do so by evaluating their responsibilities, experience and the competitive marketplace.  More specifically, we expect to consider the following factors in determining our executive officers’ base salaries:

1.

the executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;

2.

performance compared to the financial, operational and strategic goals established for the Company;

3.

the nature, scope and level of the executive’s responsibilities;

4.

competitive market compensation paid by other companies for similar positions, experience and performance levels;

5.

the executive’s current salary, the appropriate balance between incentives for long-term and short-term performance; and

6.

the Company’s financial resources.

Option Grants To Our Named Executive Officers.

We have granted stock options to our named executive officers.  These option grants are intended to provide incentives to our officers who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it.   We believe that option grants also help to align the interests of our management and employees with the interests of shareholders.

Except for Robert Kramer, all of the options granted to our executive officers vested immediately upon grant.  While certain of the option grants to Mr. Kramer vested immediately the Company granted Mr. Kramer an option on January 8, 2008 that vested upon the occurrence of certain Company events.    We believe that these option grants may serve as additional incentive for our officers and in turn the achievement of these objectives will help our performance.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

The below table sets for the total number of unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2008.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value Of Shares Or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(j)
Robert Kramer	1,000,000(1) 1,000,000(1) 5,000,000(2)		$0.09 $0.08 $0.15	09/17/12 08/29/12 01/07/13	0	$0	$0

Anthony Harrison	1,000,000(3)		$0.09	09/17/12	0	$0	$0

(1)

 Mr. Kramer was granted options to purchase 1,000,000 shares of common stock on both August 30, 2007 (exercisable at $0.08 per share) and September 17, 2007 (exercisable at $0.09 per share).  These options vested immediately upon grant.

(2)

On January 8, 2008, Mr. Kramer was granted options to purchase 5,000,000 shares of common stock exercisable at $0.15 per share.  These options vested upon successful completion of raising $2,500,000 to use for acquiring Celevoke, Inc which was completed on May 23, 2008.

(3)

On September 17, 2007 Mr. Harrison was granted options to purchase 1,000,000 shares of common stock exercisable at $0.09 per share.  These options vested immediately upon grant.

Director Compensation

The Company has granted each of its directors stock options.  Non-executive directors do not receive monetary compensation for serving on the board of directors.

The following table reflects the compensation of our directors for our fiscal year ended December 31, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(g)	(h)
Peter Bell	$0	$0	$35,200(2)	$0	$0	$35,200

Douglas Beder	$0	$0	$35,200(2)	$0	$0	$35,200

Anthony Harrison (1)	$0	$0	$0	$0	$0	$0

Robert Kramer (1)	$0	$0	$340,100	$0	$0	$340,100

George Chen (3)	$0	$0	$35,200(2)	$0	$11,314(4)	$46,514

(1)

Messrs. Kramer and Harrison are both executive officers of the Company.  Neither Messrs. Kramer or Harrison received separate compensation in their capacity as directors

(2)

Messrs. Bell, Beder and Chen were granted options to purchase 350,000 shares of common shares exercisable at $0.20 on February 22, 2008.

(3)

Mr. Chen also serves as the Company’s Chief Financial Officer on a consultant basis.  Mr. Chen is paid CDN$1,000 per month and the fees he is paid in his role as a consultant are included in the “All Other Compensation” column of the director compensation table.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The number of shares outstanding of the Company’s common stock at April 15, 2009 was 157,146,285. The following table sets forth the beneficial ownership of the Company’s Common Stock as of April 15, 2009 by each Director and each Executive Officer of the Company, by all Directors and Executive Officers as a group, and sets forth the number of shares of Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Robert Kramer (1) 1430 800 West Pender Street Vancouver, BC V6C2V6	15,497,006	9.20%

George Chen (2) 1430 800 West Pender Street Vancouver, BC V6C2V6	1,050,000	*

Anthony Harrison (3) 1430 800 West Pender Street Vancouver, BC V6C2V6	1,000,000	*

Peter Bell (4) 1430 800 West Pender Street Vancouver, BC V6C2V6	1,047,952	*

Douglas Beder (5) 1430 800 West Pender Street Vancouver, BC V6C2V6	1,040,000	*

All Directors and Executives as a Group (5 persons)	19,634,958	11.39%

Keith Denner (6) 5901 Vista Drive West Des Moines, IA 50266	63,251,185	30.98%

*  Indicates less than one percent.

(1)

Includes 4,247,003 shares of Common Stock, of which 2,392,666 shares are held through entities in which Mr. Kramer has dispositive or voting power over the shares.  Also includes vested options to purchase 7,000,000 shares of common stock and warrants to purchase 4,250,000 shares of common stock.  Does not include options to purchase 3,000,000 shares of common stock granted Mr. Kramer by  Mr. Keith Denner which only vest upon the Company’s stock price closing at a certain price by a specified date.

(2)

Includes 50,000 shares of Common Stock held by Mr. Chen.  Also includes vested options to purchase 650,000 shares of common stock granted on September 17, 2007 and expiring on September 16, 2012 and vested options to purchase 350,000 shares of common stock granted on February 20, 2008 and expiring on February 21, 2013.

(3)

Consists solely of vested options granted on September 17, 2007 and expiring on September 16, 2012.

(4)

Includes 47,952 shares of Common Stock held by Mr. Bell.  Also includes vested options to purchase 650,000 shares of common stock granted on September 17, 2007 and expiring on September 16, 2012 and vested options to purchase 350,000 shares of common stock granted on February 20, 2008 and expiring on February 21, 2013.

(5)

Includes 40,000 shares of Common Stock held by Mr. Beder.  Also includes vested options to purchase 650,000 shares of common stock granted on September 17, 2007 and expiring on September 16, 2012 and vested options to purchase 350,000 shares of common stock granted on February 20, 2008 and expiring on February 21, 2013.

(6)

Includes 32,748,933 shares of Common Stock issuable upon the exercise of warrants and approximately 14,283,652 shares of Common Stock issuable upon conversion of convertible promissory notes held by Mr. Denner. On the basis of Common Stock actually issued, Mr. Denner owns 16,219,266 shares.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any director or executive officer of the Registrant, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Registrant, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, except as follows:

  During the last two fiscal years we have paid consulting fees to the following persons or entities.

		2008	2007

Douglas Beder (1)	Consulting	$8,155	$5,539
314613BC Ltd (2)	Consulting	-	85,820
Robert Kramer (3)	Consulting	50,000	-
		$ 58,155	$ 91,359

(1)

Mr. Beder currently serves as a director of the Company.

(2)

 314613BC Ltd is an entity controlled by Robert Kramer, our Chief Executive Officer and President.

(3)

Paid by Celevoke

These consulting fees paid to Mr. Beder were in relation to technical consulting work done in regulatory approvals process.  The consulting fees paid to 314613BC Ltd. and Robert Kramer were for management consulting services provided.

On September 29, 2008, the Company extended the maturity date of a convertible promissory note held by Mr. Keith Denner from January 16, 2009 to January 19, 2010.  Additionally, at that time Mr. Denner agreed to lend the Company and additional $100,000.  Mr. Denner agreed to lend an additional $75,000 at December 30, 2008 and $100,000 at February 17, 2009 under the terms of the convertible promissory note.

The Company received the opportunity to participate in the Spy-N-TellTM initiative from Harrison Kramer Corporation (HKC) (a company owned by Robert Kramer).  As consideration for transferring all right, title and interest in the opportunity to the Company, HKC will receive a payment of $1 for each Spy-N-TellTM sold, such payment to be calculated monthly on a cash basis and payable 30 days in arrears.  No such payment has been earned to date.

Our Board of Directors as a whole evaluates and approves any transactions with related parties.

Director Independence

Our Board of Directors currently consists of Messrs. Kramer, Chen, Harrison, Bell, and Beder.  The Company defines “independent” as that term is defined in Rule 4200(a) (15) of the Nasdaq listing standards.  Messrs. Bell and Beder qualify as independent and none has any material relationship with the Company that might interfere with his exercise of independent judgment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)

Audit Fees.

Our principal accountant, HLB Cinnamon Jang Willougby & Company (“CJW”) billed us aggregate fees in the amount of approximately $100,000 for the fiscal year ended December 31, 2008 and $100,000 for the fiscal year ended December 31, 2007.  These amounts were billed for professional services that CJW provided for the audit of our annual financial statements, review of the financial statements included in our reports on Form 10-Q and Form 20-F and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)

Audit-Related Fees.

CJW billed us aggregate fees in the amount of $44,880 for the fiscal years ended December 31, 2007 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)

Tax Fees

CJW billed us aggregate fees in the amount of $1,200 and $1,200 for the fiscal years ended December 31, 2008 and 2007 for tax compliance, tax advice, and tax planning.

(d)

All Other Fees

Meyers, Norris, Penny LLP billed us aggregate fees in the amount of  $14,151 for the fiscal years ended December 31,  2007 for other fees.

(e)

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Audit Committee of the Board of Directors, or unless the services meet certain de minimis standards.    The Audit Committee’s charter provides that the Audit Committee must:

Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of its subsidiaries.

The Audit Committee considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.

PART IV

Exhibits

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation filed September 6, 2006. (1)
3.2	Bylaws .(2)
10.1	Forbearance Agreement dated March 22, 2005. (2)
10.2	2004 Stock Option Plan and Stock Bonus Plan. (2)
10.3	2006 Forbearance Agreement dated December 31, 2006. (2)
10.4	Lease dated March 2, 2005. (2)
10.5	Agreement between Harrison Kramer Corporation and Current Technology Corporation dated April 22, 2007. (5)
10.6	Securities Purchase Agreement between Current Technology Corporation and Celevoke Inc., dated January 31, 2008. (3)
10.7	Securities Purchase Agreement between Current Technology Corporation and MSGI, dated January 10, 2008. (3)
10.8	Form of Subscription Agreement and Investment Letter. (4)
10.9	Patent License Agreement between Celevoke Inc. and LunarEYE Inc. (5)
10.10	Forebearance Agreement, Third Modification Agreement. (6)
10.11	Amended and Restated Promissory Note. (6)
10.12	Lease Agreement between Celevoke, Inc. and Alvin C. Allen dated December 31, 2006.
14	Code of Ethics.(1)
21	Subsidiaries of the Registrant. (5)
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 20-F dated December 31, 2003 and filed on July 8, 2004.
(2)	Incorporated by reference from Form 20-F, dated December 31, 2004 and filed July 7, 2005.
(3)	Incorporated by reference from Form 10-Q, dated March 31, 2008 and filed May 20, 2008.
(4)	Incorporated by reference from Form 8-K dated May 22, 2008 and filed May 29, 2008.
(5)	Incorporated by reference from Form 10-F dated December 31, 2007 and filed on July 11, 2008
(6)	Incorporated by reference from Form 9-K dated September 29, 2008 and filed on October 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENT TECHNOLOGY CORPORATION

Date: April 24, 2009

By: /s/ Robert Kramer

Robert Kramer

Principal Executive Officer

Date: April 24, 2009

 By: /s/ George Chen

George Chen

President, Chief Financial Officer and Principal Accounting   Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 24, 2009

By: /s/ Robert Kramer

Robert Kramer, Director

Date: April 24, 2009

By: /s/ George Chen

George Chen, Director

Date: April 24, 2009

By:  /s/ Anthony Harrison

Anthony Harrison, Director

Date: April 24, 2009

By: /s/  Peter Bell

Peter Bell, Director

Date: April 24, 2009

By: /s/  Douglas Beder

Douglas Beder, Director

CURRENT TECHNOLOGY CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Report

Consolidated Balance Sheets

Consolidated Statement of Operations and Deficit

Consolidated Statement of Stockholders’ Equity and Accumulated Deficit

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

_________________________________

Cinnamon Jang Willoughby & Company

Chartered Accountants

A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Current Technology Corporation (Corporation Technologie Au Courant):

We have audited the accompanying consolidated balance sheets of Current Technology Corporation as at December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Cinnamon Jang Willoughby & Co.”

Chartered Accountants

Burnaby, Canada

April 21, 2009

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.  Telephone: +1 604 435 4317.  Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of International. A  world-wide organization of accounting firms and business advisors.

CURRENT TECHNOLOGY CORPORATION

(Incorporated under the Canada Business Corporations Act)

Consolidated Balance Sheets

December 31, 2008 and 2007

(United States Dollars)

Assets	2008	2007
Current:
Cash and cash equivalents	$42,949	$33,498
Accounts receivable	61,500	27,617
Due from related parties (Note 14)	100,000	-
Inventories	492,644	61,920
Prepaid expenses	17,973	17,926
Total Current Assets	765,066	140,961

Equipment, Furniture, & Leased Assets (Note 8)	484,104	-
Less accumulated depreciation	138,290	-
Total Equipment, Furniture & Leased Assets	345,814	-

Total Assets	$1,060,880	$140,961
Liabilities and Stockholders’ Deficiency
Current:
Accounts payable	$606,186	$207,656
Due to related parties (Note 14)	230,479	-
Stock based debt settlement	270,000	-
Accrued liabilities	136,869	139,287
Subscription liability (Note 10)	272,500	27,898
Unearned revenue	18,038	-
Total current liabilities	1,534,072	374,841

Liabilities from discontinued operations (Note 19)	657,417	-
Convertible promissory note (Note 9)	1,428,365	1,121,489
Total liabilities	3,619,854	1,496,330

Stockholders’ Deficiency:
Stock subscription receivable	-	(49,412)
Common shares without par value (Note 10)	30,835,668	25,787,959
Additional paid-in capital (Note 11)	4,391,752	1,865,581
Accumulated deficit	(37,473,039)	(28,660,295)
Accumulated other comprehensive loss	(313,355)	(299,202)
Total stockholders’ deficiency	(2,558,974)	(1,355,369)
Total Liabilities and Stockholders’ Deficiency	$1,060,880	$140,961

Going Concern (Note 3)
Commitments (Note 18)
Subsequent Events (Note 20)
Approved by Directors: __ “Robert Kramer” ________ __ “George Chen”__________

 See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Consolidated Statement of Operations

 (United States Dollars)

Years ended December 31,

	2008	2007
Revenue	$507,154	$276,580
Cost of sales	(364,719)	(223,455)
	142,435	53,125

Selling, General and Administrative Costs and Expenses
General & Administrative	921,149	377,558
Salaries & wages	2,126,551	520,420
Accretion interest on warrants	942,600	150,164
Legal, auditing and filing fees	420,832	235,053
Amortization and depreciation	95,186	-
Consulting	608,302	301,170
Corporate Communications	185,436	85,022
Interest on convertible promissory note	118,526	103,851
Foreign Exchange (Recovery)	(12,740)	(171,961)
Total Selling, General and Administrative Costs and Expenses	5,405,842	1,601,277

Income (Loss) from operations before income taxes, minority interests and equity in net loss (income) from associated companies	(5,263,407)	(1,548,152)
Income taxes	-	-
Loss from subsidiary before acquisition of control	436,062	-
Impairment of intangibles	(3,972,090)	-
Write down of investment	(1,911,437)	-
Minority interest	2,063,890	-
Net loss from continuing operations	(8,646,982)	(1,548,152)
Discontinued operations	(165,762)	-
Net Loss	(8,812,744)	(1,548,152)

Basic and fully diluted net loss per common share:
Loss from continuing operations	$ (0.07)	$ (0.02)
Loss from discontinued operations	(0.00)	-
Net loss	$ (0.07)	$ (0.02)
Weighted average shares outstanding	132,302,410	94,018,690

 See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Consolidated Statement of Stockholders’ Deficiency

For the Years Ended December 31, 2008 and 2007

(United States Dollars)

	Common	Shares	Additional Paid in Capital	Accumulated deficit	Stock subscription receivable	Accumulated other comprehensive loss	Total stockholder’s deficiency
	Number	Amount				(Restatement)

Balance –December 31, 2006	80,872,023	$24,649,659	$1,235,712	$(27,112,143)	-	$(136,989)	$(1,363,761)

Issue of common shares	21,750,000	1,087,500	-	-	-	-	1,087,500
Exercise of warrants	-	-	58,847	-	-	-	58,847
Shares issued for service	1,270,000	50,800	-	-	-	-	50,800
Exercise of stock options	-	-	-	-	-	-	-
Stock subscription receivable	-	-	-	-	(49,412)	-	(49,412)
Foreign currency translation adjustment	-	-	-	-	-	(162,213)	(162,213)
Accretion interest from issue of warrants	-	-	150,164	-	-	-	150,164
Stock based compensation	-	-	420,858	-	-	-	420,858
Net loss for the year	-	-	-	(1,548,152)	-	(1,548,152)	(1,548,152)
Comprehensive Loss						(1,710,365)

Balance –December 31, 2007	103,892,023	$25,787,959	$1,865,581	$(28,660,295)	(49,412)	$(299,202)	$(1,355,369)

Issue of common shares	34,975,000	4,695,000	-	-	-	-	4,695,000
Exercise of warrants	2,169,230	248,959	(12,330)	-	-	-	236,630
Shares issued for service	875,000	103,750	-	-	-	-	103,749
Stock subscription receivable	-	-	-	-	49,412	-	49,412
Foreign currency translation adjustment	-	-	-	-	-	(14,153)	(14,153)
Accretion interest from issue of warrants	-	-	942,600	-	-	-	942,600
Stock based compensation	-	-	546,601	-	-	-	546,601
Stock options vested for acquisition of subsidiary	-	-	1,049,300	-	-	-	1,049,300
Net loss for the year	-	-	-	(8,812,744)	-	(8,812,744)	(8,812,744)
Comprehensive Loss						(8,826,897)

Balance –December 31, 2008	141,911,253	$30,835,668	$4,391,752	$(37,473,039)	-	$(313,355)	$(2,258,974)

CURRENT TECHNOLOGY CORPORATION

Consolidated Statement of Cash Flow

For the Years Ended December 31, 2008 and 2007

(United States Dollars)

	Years Ended December 31,
	2008	2007
Operating Activities:
Net Loss	$(8,812,744)	$(1,548,152)
Less loss from discontinued operations	165,762	-
Net Loss before discontinued operations	$(8,646,982)	(1,548,152)
Adjustments to reconcile net loss to net cash provided by operating activities (non cash items)-
Amortization & depreciation	95,186	-
Accretion interest of fair value of warrants	942,600	150,164
Minority Interest	(2,063,890)	-
Loss from subsidiary before acquisition of control	(436,062)	-
Interest expense	118,526	103,851
Write down of investment	1,911,437	-
Write-down of intangible assets	3,972,090	-
Recovery of assets	(21,611)	8,750
Bad debt expense	78,403	9,459
Stock based compensation	546,601	420,858
Shares issued for services provided	103,750	50,800
Changes in operating assets and liabilities-
(Increase) Decrease in accounts receivable	(66,375)	(37,746)
(Increase) Decrease in inventory	(430,724)	30,728
(Increase) Decrease in prepaid expenses	30,347	71,019
Increase (Decrease) in accounts payable	38,658	(112,130)
Increase (Decrease) in subscription liabilities	244,602	-
Increase (Decrease) in due to related parties	130,479	-
Increase (Decrease) in unearned revenue	18,038	(20,219)
Net cash used in operating activities	(3,434,927)	(872,618)
Cash flows from investing activities
Acquisition of equipment	(271,604)	-
Investment in discontinued operation	(1,419,782)	-
Net cash used in investing activities	(1,691,386)	-
Cash flows from financing activities:
Advances of convertible promissory note	175,000	-
Exercise of warrants	236,630	-
Issuance of new shares	4,695,000	1,087,500
(Increase) Decrease in subscription receivable	49,412	(49,412)
Net cash provided by financing activities	5,156,042	1,038,008
Effect of exchange rate changes	(20,278)	(176,977)
Net Increase (Decrease) in Cash and Equivalents	9,451	(11,587)
Cash and Equivalents, beginning	33,498	45,085
Cash and Equivalents, ending	$42,949	$33,498

Supplemental Disclosure of Cash Flow Information:
Additional Information-
Cash Transactions-

Interest paid	4,510	2,033
Non-Cash Transactions-
Stock options issued in relation to acquisition of subsidiary	1,049,300	-
Stock based debt settlement payable	270,000	-
Cashless exercise of warrant	12,330	-

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

1.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulation S-X.

The acquisitions described in Note 7 below significantly affects the comparability of the financial information as of December 31, 2008 and December 31, 2007.

2.

Nature of Operations:

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, Inc. (“Celevoke”).  On May 23, 2008, the Company completed the purchase of 102 shares of Celevoke common stock for an aggregate purchase price of $2.5 million. During the year ended December 31, 2008, the Company purchased an additional 55 common shares of Celevoke for a price of $1,750,000.

The Company has a 61% interest in Celevoke as at December 31, 2008. Management believes Celevoke has a number of attributes which may lead to success in the market place, subject to the company’s ability to continue to fund ongoing operations.  These include a suite of fully developed GPS-based asset tracking devices, a non-exclusive worldwide license with the patent holder, a fully functioning network operations center and established relationships with a number of channels of distribution. (See Note 7)

The Company has developed an electrotherapeutic medical device designed to stimulate hair regrowth  (ElectroTrichoGenesis or ETG) and a cosmetic unit designed to improve the appearance of thinning hair (CosmeticTrichoGenesis or CTG).  ETG and CTG are marketed as TrichoGenesis platform products. The Company has entered into an exclusive distribution agreement with an entity based in the United States for the placement on a revenue sharing basis of its TrichoGenesis platform products in the United States, Canada, South America (excluding Brazil), Europe and Russia. The Company is working in concert with its United States based distributor to attempt to lower the cost of ETG devices and CTG units by having non-proprietary components of the chair and hood manufactured in China.

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

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

3.

Going Concern:

These audited consolidated financial statements have been prepared on the going concern assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

A net loss of $8,812,744 was incurred during the year (2007: $1,548,152).  Recurring losses have been reported since inception, which have resulted in an accumulated deficit of $37,473,039 (2007: $28,660,295). The Company may attempt to obtain additional debt or equity financing which could result in receipt of additional financing but there can be no assurance that such capital will be available in sufficient amounts or on acceptable terms and there is no certainty that these discussions will be concluded successfully.

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

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

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

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as a minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of shareholders' equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the shareholders of the Company separately in its consolidated statement of operations. SFAS 160 is effective for the Company, January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non-wholly owned businesses acquired in the future.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). These new standards represent the outcome of the FASB’s joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

Both SFAS No. 141(R) and SFAS No. 160 are effective beginning in our fiscal 2010. SFAS No. 141 (R) will be applied to business combinations that are consummated beginning in fiscal 2010, and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before fiscal 2010. We are currently evaluating these Statements and have not yet determined their effect on our consolidated financial statements.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

5.

Recent Accounting Pronouncements (continued):

In 2006, the Canadian Accounting Standards Board (“AcSB”) published a new strategic plan that will significantly affect financial reporting requirements for Canadian companies. The AcSB strategic plan outlines the convergence of Canadian GAAP with IFRS over an expected five year transitional period. In February 2008 the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canada’s own GAAP. The date is for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. The transition date of January 1, 2011 will require the restatement for comparative purposes of amounts reported by the Company for the year ended December 31, 2010. While the Company has begun assessing the adoption of IFRS for 2011, the financial reporting impact of the transition to IFRS cannot be reasonably estimated at this time.

6.

Summary of Significant Accounting Policies:

a)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and deposit instruments with an initial maturity of three months or less.

b)

Accounts receivable and Allowance for doubtful accounts

Accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts of $78,403 (2007: 10,129).  The Company maintains an allowance for doubtful accounts against its accounts receivable for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of outstanding customer balances, historical bad debts, customer credit-worthiness and changes in customer payment terms when making estimates of the un-collectability of the Company’s accounts receivable. If the Company determines that the financial condition of any of its customers deteriorates, increases in the allowance may be made.

c)

Inventory and Cost of sales

Materials and components are stated at the lower of cost or market value.  Cost is determined using the first-in first-out method. Work-in-process and manufactured parts are stated at the cost of materials and direct labor applied to the product and the applicable share of overhead. Finished goods are stated at the lower of cost and net realizable value.

The Company assesses the need for inventory write-downs based on its assessment of estimated replacement or net realizable value using assumptions about future demand and market conditions. If market conditions differ from those originally estimated by the Company, an additional inventory write-down may be required.

d)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

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

The Company adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not require any restatement of the Company’s financial statements. (see Note 5)

e)

Equipment, Furniture and Leased Assets

Leasehold, equipment and furniture are stated at cost.  Maintenance and repairs are charged to expense as incurred.  Expenditures, which extend the physical or economic life of the assets are capitalized and depreciated.  Depreciation is provided using the straight-line method over the estimated useful life as follows:

Equipment

1-5 years

Furniture

3 years

Leasehold improvement

1.5 years

Leased assets

5 years

f)

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

g)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

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

h)

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

i)

Cost of Sales

Cost of revenue includes direct costs to produce and distribute products / or services and the direct costs associated with the delivery of online services, professional services, product support and resold hardware.

j)

Equity Investment

Purchased equity interests that are accounted for pursuant to the equity method of accounting if the Company’s ownership position is large enough to significantly influence the operating and financial policies of an investee.  This is generally presumed to exist when we own between 20% - 50% of a corporation.  The Company’s share of earnings and losses in equity method investees is included in loss from equity method investments on the Consolidated Statement of Operations.

For investments accounted for using the equity method of accounting, management evaluates information such as budgets, business plans, financial statements of the investee in determining whether an other-than-temporary decline in value exists.  Factors indicative of an other-than-temporary decline in value include, but not limited to, recurring

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

operating losses and credit defaults.  For any of the Company’s investments in which the estimated fair value is less than its carrying value, the Company considers whether the impairment of that investment is other-than-temporary.

k)

Use of estimates

The preparation of consolidated financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

l)

Intangibles assets

The Company accounts for acquisition of business in accordance with SFAS No. 141 “Business Combinations” which may result in the recognition of goodwill. Intangible is related to the Company’s acquisition of 61% interest in Celevoke, Inc (see Note 7).  Goodwill and other intangibles assets are accounted for in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”.  Under SFAS 142, goodwill is not amortized.  Rather, intangible is assessed for impairment at least annually.  The Company tests intangibles by using a two-step process.  In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including intangibles.  If the carrying amount of the reporting units exceed its fair value, intangibles is considered impaired and a second step is performed to measure the amount of impairment loss, if any.   Based on its analysis of operating results, the Company determined to write down the amount of intangible assets for the December 31, 2008 year end to nil, taking a charge of $3,972,090.

m)

Comprehensive income

SFAS No. 130 Reporting Comprehensive Income, requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company had other comprehensive loss of $313,355 and $299,202 for the years ended December 31, 2008 and 2007, respectively, from foreign currency translation adjustment.

n)

Fair value of financial instrument

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.

 SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•

Level 1 – Quoted prices in active markets for identical assets or liabilities

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of cash and cash equivalents; accounts receivable; accounts payable; loans; and mortgages for all periods presented approximate their respective carrying amounts.

o)

Stock based compensation

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

p)

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

The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share).  The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share.  It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period

q)   Foreign currency

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Brazilian Real and Canadian Dollars. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

Celevoke Inc

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).  Under the agreement the Company is committed to purchase 102 shares of Celevoke common stock for an aggregate purchase price of $2,500,000.  The 102 shares are to be purchased in four installments of 20 shares and a fifth installment of 22 shares.

Management believes Celevoke has a number of attributes which may lead to success in the market place, subject to the company’s ability to continue to fund ongoing operations.  These include a suite of fully developed GPS-based asset tracking devices, a non-exclusive worldwide license with the patent holder, a fully functioning network operations center and established relationships with a number of channels of distribution which are the main factors that resulted in recognition of intangibles at the time of purchase.

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

Assets acquired:
Cash and cash equivalents	$294,002
Accounts receivable	82,505
Inventory	199,403
Prepaid expenses	2,340
Leasehold, equipment and intangibles	329,375
907,625
Liabilities assumed:
Accounts payable and accrued liabilities	228,254
Deferred revenue	12,586
$666,786

On August 13, 2008, the Company completed the purchase of an additional 25 shares of Celevoke for $750,000 and on September 29, 2008 completed the purchase of another additional 3 shares of Celevoke for $100,000 and increased its ownership interest in the voting equity of Celevoke from 51% to 56%.

On October 28, the Company completed the purchase of an additional 18 shares of Celevoke for $600,000, on December 3, 2008 completed the purchase of another additional 6 shares of Celevoke for $200,000 and on December 30, 2008

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

7.

Acquisitions (continued):

completed the purchase of another additional 3 shares of Celevoke for $100,000 and increased its ownership interest in the voting equity of Celevoke from 56% to 61%.

The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed to the extent of the 61% ownership interest acquired as of the various date the payments were made under step acquisition accounting.    The remaining 39% portion of the acquired net assets represents the minority interest ownership in Celevoke.

The Company reports its results on a consolidated basis from the beginning of the year, with the losses and equity pickup from Jan 1 to May 23, 2008 reported as loss from subsidiary before acquisition of control.

As a result of the Celevoke, Inc acquisition, the Company recorded intangibles of $3,972,090 for the fiscal year ended December 31, 2008.  Intangibles are comprised of non-cash amounts relating to vested stock options granted upon the purchase of Celevoke and the amounts paid to purchase the company’s ownership stake in Celevoke which are in excess of its tangible assets.  Such amounts include the non-exclusive license granted by LunarEye to Celevoke and the Universal Telematic Server and Network Operating Center.

We test other intangible assets on a quarterly basis for impairment using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Based on its analysis of operating results, the Company determined to write down the amount of intangible assets for the December 31, 2008 year end to nil, taking a charge of $3,972,090.

Subsequent to December 31, 2008, the Company purchased an additional 6 shares for a total of 163 shares for $200,000.  After the purchase of the 163 shares the Company owns 62% of the voting stock of Celevoke.

Star One Telematica S/A

On May 5, 2008, the Company’s 51% owned subsidiary, Celevoke, acquired 521 common shares of Star One Telematica S/A, a company incorporated under the laws of Brazil in April 2008, for a 51% interest. At the time of purchase, Star One was a newly formed company and therefore has no net assets, the purchase price was $1,330,000.   Celevoke believed that the purchase could give its entry into the Brazilian market for Telematics Solutions and Tracking Systems before implementation of the law requiring tracking devices in vehicles commencing in August 2009.  Potential customers included local bus operators, regional trucking companies and tertiary service providers.

On March 20, 2009, Celevoke indefinitely suspended StarOne’s operation due to the state of the capital markets and the inability to obtain sufficient financing to support ongoing operations.  Celevoke wrote off its investment in StarOne for the December 31, 2008 year end, taking a charge of $1,911,437.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

8.

Equipment, Furniture and Leased Assets

	Cost	Accumulated Amortization	2008 Net	2007 Net
Leased assets	$ 212,500	$85,000	$ 127,500	$ -
Furniture and fixtures	10,900	2,892	8,008	-
Equipment	241,501	39,300	202,201	-
Leasehold improvement	19,203	11,098	8,105	-
	$484,104	$138,290	$ 345,814	$ -

9.

Convertible Promissory Note:

On September 29, 2008, the Company extended the maturity date of its convertible promissory note from January 16, 2009 to January 19, 2010.  The extension of the maturity date has been accounted for as a modification to the original convertible promissory note.

As additional consideration for restructuring, the Company issued the holder of the convertible promissory note 5,200,000 share purchase warrants exercisable for common shares at $0.17 per share.  The expiry date of these warrants is the later of December 31, 2013 or the date which is two years after the note is fully repaid. And the exercise price of all of the other warrants outstanding that are higher than $0.17 has been reduced to $0.17. A charge of $942,600 has been recorded as a result to the additional paid-in capital account and warrant accretion expense account.

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

	At December 31, 2008	At December 31, 2007
Interest payable	$33,646	$33,785
Convertible promissory note	1,394,719	1,087,704
	$1,428,365	$1,121,489

Volatility factor of the market	82.49%
Price of the Company shares	$0.010- $0.42
Dividend yield	0%
Weighted average expiry date of options	5 years
Risk free interest rate	3.00%

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

10.   Share Capital:

a)

Authorized –

Unlimited Common shares without par value

Unlimited Class “A” Preference shares without par value

b)

Issued and fully paid –

Options, warrants and convertible debt will have an anti-dilutive effect on loss per share

	December 31, 2008		December 31, 2007
	Number of Shares	Amount	Number of Shares	Amount
Balance, beginning	103,892,023	$25,787,959	80,872,023	$24,649,659
Common Shares Issued -
- For cash	34,975,000	4,695,000	21,750,000	1,087,500
- For settlement of services provided	875,000	103,750	1,270,000	50,800
- Exercise of options	-	-	-	-
- Exercise of warrants	2,169,230	248,958	-	-
Balance, ending	141,911,253	$30,835,667	103,892,023	$25,787,959

The Company received $37,500 for the exercise of warrants and $235,000 for the private placement in which the underlying units has not been issued on December 31, 2008

11.  Additional Paid-In Capital:

In addition to warrant accretion expense of $942,600 charged to the additional paid-in capital account, the Company also accounts for its stock-based compensation under the fair value based method using the Black-Scholes Option Pricing Model. $546,601 of compensation expense relating to vested stock options has been charged to the additional paid-in capital account.  The Company also vested 12.5 million options when it acquired Celevoke, Inc during the year (see note 7) and $1,049,300 was charge to the additional paid-in capital account.  Options granted during the period were valued using the following assumptions:

Volatility factor of the market	54.58% to 87.27%
Price of the Company shares	$0.14- $0.42
Dividend yield	0%
Weighted average expiry date of options	5-7.42 years
Risk free interest rate	3.00%-3.44%

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

12.

Stock Options:

From time to time, the Company grants incentive stock options to directors, officers, employees and promoters of the Company.  On September 2, 2004, the Company adopted the 2004 Stock Option and Stock Bonus Plan. Options outstanding on December 31, 2008 are as follows:

Expiry Date			Number of Shares	Option Price

September	30,	2009 *	200,000	$0.30
December	22,	2009	175,000	$0.25
December	23,	2009 *	100,000	$0.25
January	2	2011	375,000	$0.31
August	22	2011 *	200,000	$0.19
August	29	2012	1,000,000	$0.08
September	16	2012	7,495,000	$0.09
January	7	2013	5,000,000	$0.15
January	10	2013 **	50,000,000	$0.14
February	21	2013	1,050,000	$0.20
February	24	2013 ***	500,000	$0.21
July	3	2013 ****	600,000	$0.23
July	3	2013 ***	300,000	$0.23
July	3	2013 ***	100,000	$0.23
August	15	2013	600,000	$0.32
September	5	2013 ****	600,000	$0.30
December	30	2013 *****	850,000	$0.30
			69,145,000

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

***

2004 Stock Option and Stock Bonus Plan

33% vested December 31, 2008

33% vested December 31, 2009

34% vested December 31, 2010

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

12.

Stock Options (continued):

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
		300,000

*****

2004 Stock Option and Stock Bonus Plan

50,000 vested December 31, 2008

Remaining vested over 2009 to 2011.

The following table summarizes information about stock options to purchase common shares outstanding and exercisable at December 31,, 2008:

		As at December 31,2008 Weighted		As at December 31, 2007 Weighted
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	9,545,000	$0.12	8,065,000	$0.16
- Granted	60,200,000	0.15	8,675,000	0.31
- Cancelled	(600,000)	0.21	7,195,000	-
Outstanding, ending	69,145,000	$0.15	9,545,000	$0.12
Exercisable, ending	28,628,299	$0.15	9,545,000	$0.12

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

12.

Stock Options (continued):

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Weighted Number	Average		Weighted Number
	Outstanding at	Remaining		Outstanding
Exercise Price	2008	Contractual Life		2007
$0.08	1,000,000	3.92	years	1,000,000
$0.09	7,495,000	3.71	years	7,495,000
$0.14	12,500,000	6.50	years	-
$0.15	5,000,000	4.02	years	-
$0.19	200,000	2.64	years	200,000
$0.20	1,050,000	4.15	years	-
$0.21	166,130	4.15	years	-
$0.23	267,169	4.50	years	-
$0.30	200,000	0.75	years	200,000
$0.25	275,000	0.98	years	275,000
$0.31	375,000	2.01	years	375,000
$0.32	100,000	4.62	years	-
	28,628,299			9,545,000

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

13.  Warrants:

The following table summarizes information about warrants outstanding on December 31, 2008:

Expiry Date	Number of Shares	Exercise Price
January 9, 2007	2,000,000	$0.17	[1,3]
January 9, 2007	2,980,000	$0.10	[1,3]
January 9, 2007	6,949,766	$0.05	[1,3]
January 9, 2007	179,167	$0.15	[1,3]
January 9, 2007	1,600,000	$0.17	[1,3]
June 30, 2009	2,500,000	$0.05	[3]
June 15, 2009	1,000,000	$0.15	[3]
June 15, 2009	1,517,696	$0.20	[5]
July 15, 2009	200,000	$0.20	[5]
January 2, 2010	3,200,000	$0.17	[2,3]
March 25, 2010	1,200,000	$0.25	[5]
May 31, 2010	1,120,000	$0.25	[5]
July 25, 2010	200,000	$0.15
September 21, 2010	300,000	$0.25	[5]
September 21, 2010	3,052,000	$0.25	[5]
December 30, 2010	600,000	$0.25	[5]
March 2, 2011	144,000	$0.25	[5]
December 31, 2011	4,000,000	$0.10	[3,4]
February 12, 2012	2,350,000	$0.125	[6]
March 30, 2012	11,850,000	$0.10	[5]
April 30, 2012	5,000,000	$0.12	[3,7]
August 9, 2012	5,650,000	$0.10
December 26, 2012	4,000,000	$0.10
December 31, 2012	5,000,000	$0.10	[3]
January 10, 2013	20,000,000	$0.15	[3]
February 26, 2013	1,000,000	$0.20	[5]
April 3, 2013	1,000,000	$0.20
May 19, 2013	2,000,000	$0.50	[3]
August 5, 2013	5,000,000	$0.45	[3]
August 15, 2013	975,000	$0.45	[3]
October 28, 2013	5,000,000	$0.25	[3]
December 31, 2013	5,200,000	$0.17	[3,9]

1

The expiry date for each set of warrants shall be the later of:

a)

January 9, 2007; and

b)

the date that is two years after the date on which the convertible promissory note (see Note 9) is paid in full.

2

The expiry date shall be the later of:

a)

January 2, 2010; and

b)

the date that is two years after the date on which the convertible promissory note (see Note 9) is paid in full.

3

These warrants have a cashless exercise provision.

4.

The expiry date shall be the later of:

a)

December 31, 2011; and

b)

the date that is two years after the date on which the convertible promissory note (see Note 9) is paid in full.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

13.

Warrants (continued):

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

8.

The expiry date shall be the later of:

a)

December 31, 2012; and

b)

the date that is two years after the date on which the convertible promissory note (see Note 9) is paid in full.

9.

The expiry date shall be the later of:

a)

December 31, 2013; and

b)

the date that is two years  after the date on which the convertible promissory note (see Note 9) is paid in full.

The following table summarizes information about warrants to purchase common shares outstanding and exercisable at December 31:

		As at December 31, 2008		As at December 31, 2007
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	68,248,629	$0.14	35,675,758	$0.18
Issued	40,175,000	$0.18	34,250,000	$0.11
Exercised	(1,656,000)	$0.13	-	-
Expired	-	-	(1,677,129)	$0.49
Outstanding, ending	106,767,629	$0.14	68,248,629	$0.14
Exercisable, ending	100,017,629	$0.14	61,498,629	$0.14

14.

Related Party Transactions:

Transactions during the years ended December 31,	2008	2007
Salaries and consulting fees accrued or paid to directors and companies controlled by directors of the Company.	$318,651	$308,603
These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by related parties.
Balance at December 31,	2008	2007
Salaries, consulting fees and other payable to directors and companies controlled by directors of the Company	$ -	$6,248
Other payables to directors and companies controlled by directors of the Company’s subsidiary.	$230,479	$ -
Receivable from company controlled by director of the Company’s subsidiary	$100,000	$ -
Share based debt settlement outstanding at year end related to closing costs for a private placement financing by a holder of more than 10% of the Company's outstanding common shares.	$270,000	$ -

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

14.

Related Party Transactions (continued):

Convertible promissory note owing to a holder of more than 10% of the Company’s outstanding common shares. (Refer to note 9 for terms and conditions relating to the convertible promissory note)	$1,428,365	$1,121,489

Unless otherwise noted, all related party transactions noted above have been recorded at the exchange amount.

15.

Foreign Currency Risk:

The company has cash, accounts receivable, inventory, prepaid expenses and accounts payable and accrued liabilities denominated in foreign currency.  The carrying value of these balances may change due to the volatility of foreign exchange rates.  The Company does not enter into hedging transactions.

16.

Income Taxes:

The Company is subject to Canadian federal and British Columbia provincial taxes.

The provision for income taxes reported differs from the amount computed by applying the Canadian statutory rate to income before income taxes for the following reasons:

	2008	2007
Net loss before income taxes	(8,812,744)	(1,548,152)

Statutory income tax rate	31.50%	34.12%
Expected recovery of income taxes	(2,776,014)	(528,229)
Reconciliation between US and Canadian taxable loss	-	(43,318)
permanent differences
Expiry of non capital losses	811,388	-
Foreign exchange loss on future income taxes	1,306,502	-
Permanent differences	951,337	264,301
Effect of higher tax rate on subsidiary	(113,426)	-
Change in valuation allowance	(159,787)	307,246
Income tax recovery	-	-

The potential benefit arising from operating losses has been recognized as a future tax asset. To the extent that these benefits may not be realized, a valuation allowance is provided. Subsequent to the year end the Canadian federal and provincial statutory income tax rate was decreased from 31.50% to 30.00%.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

16.

Income Taxes (continued):

The difference in income taxes is due to differences between the Canadian statutory federal income tax rate and the effective income tax rate applied to the loss before income taxes is due principally to the fact that the benefit of the tax loss in each year was not recognized in the period it arose.

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	2008	2007
Future Income Tax Assets:
Eligible capital expenditure	$37,463	$49,539
Equipment and website development	301,781	399,058
Operating loss carry-forward	3,196,235	2,877,265
Net capital loss carry-forward	1,620,726	2,156,467
Financing cost	2,496	2,672
Investment	486,087	-
Net future income tax asset	5,644,788	5,485,001
Less: Valuation loss provision	(5,644,788)	(5,485,001)
	$ -	$ -

Accumulated non-capital losses for income tax purposes of approximately $9,889,940 are available to reduce future years' taxable income.  The potential benefit of these losses has been offset by a valuation loss provision as it is more likely than not that these benefits will not be realized.  The losses that expire at the end of the following fiscal years are as follows:

2009	902,990
2010	603,554
2014	1,268,758
2015	1,110,024
2016	981,107
2027	757,917
2028	4,265,589

17.

Segmented Information:

The major operations relate to the sales of GPS Telematics devices and services as well as sales and royalties charged on trichogenesis machines.

	Year Ended December 31,
	2008	2007
Revenues from external customers
GPS Division	$ 339,583	$-
Trichogenesis Division	167,571	276,580

Consolidated	$ 507,154	$276,580

Income (loss) before taxes, minority interests and equity net loss from associated companies
GPS Division	$(2,459,824)	$-
Trichogenesis Division	(2,803,583)	(1,548,152

Consolidated	$(5,263,407)	$(1,548,152)

Total Assets
GPS Division	$902,328	$-
Trichogenesis Division	158,552	140,961

Consolidated	$1,060,880	$140,961

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

18.

Commitments:

An agreement was entered into to lease office space from May 1, 2005 to April 30, 2011.  The future minimum lease payments for this commitment are as follows:

2009	$26,650
2010	29,189
2011	10,153
$65,992

Lease agreements were entered into with respect to automotive and office equipment. The future minimum lease payments for these commitments are as follows:

2009	$17,514
2010	8,196
2011	4,992
2012	2,704
2013	1,577
$34,983

19. Discontinued operations:

Star One Telematica S/A

On May 5, 2008, the Company’s 51% owned subsidiary, Celevoke, acquired 521 common shares of Star One Telematica S/A, a company incorporated under the laws of Brazil in April 2008, for a 51% interest.  On March 20, 2009, Celevoke indefinitely suspended StarOne’s operation due to the state of the capital markets and the inability to obtain sufficient financing. Celevoke wrote off its investment in StarOne for the December 31, 2008 year end, taking a charge of $1,911,437. The Company also recorded a net liability of $657,417 on its balance sheet and loss of $165,732 as a result of treating the subsidiary as discontinued operation at year end.

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

20.

Subsequent Events:

a)

Acquisition

Subsequent to December 31, 2008, the Company purchased an additional 6 shares for a total of 163 shares for $200,000.  After the purchase of the 163 shares the Company owns 62% of the voting stock of Celevoke.

b)

Share Capital

Subsequent to December 31, 2008, the Company received $49,000 in private placement financing which was combined with a portion of the subscription liability in the amount of $235,000 (see Note 10), resulting in the issuance of  2,028,571 common shares and warrants.

The Company also issued 4,300,000 common shares for settlement of debt.

The Company received $395,000 and issued 6,906,461 common shares from exercise of discounted warrants. 5,150,000 warrants exercise price was reduced from $0.10 to $0.05; 600,000 warrants exercise price was reduced from $0.125 to $0.075; 400,000 warrants exercise price was reduced from $0.20 to $0.10; 200,000 warrants exercise price was reduced from $0.25 to $0.10 and 325,000 warrants exercise price was reduced from $0.45 to $0.10 and 231,461 warrants were exercised under the cashless exercise option.

c)

Convertible Promissory Note

Subsequent to December 31, 2008, the Company received a further $100,000 advance under the terms of the convertible promissory note.

21.

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

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

21.

Differences between Canadian and United States Generally Accepted Accounting Principles (continued):

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

Reconciliation of Net Loss -

The application of Canadian GAAP would have the following effects on the net income as reported:

	December 31, 2008	December 31,2007
Loss for the period - US GAAP	$(8,812,744)	$(1,548,152)
Adjustment for accretion interest – equity component of convertible debt	(69,674))	(151,877))
Adjustment for accretion interest – fair valuation of warrants	739,480	32,432
Loss for the period - Canadian GAAP	$(8,142,938)	$(1,667,597)

CURRENT TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements

December 31, 2008

 (United States Dollars)

21.

Differences between Canadian and United States Generally Accepted Accounting Principles (continued):

Net Loss per Share -

The net loss per share computed under US GAAP is different from the net loss per share computed under Canadian GAAP due to differences noted in the accounting for convertible debt.  The adjusted basis loss per share under Canadian GAAP is as follows:

	2008	2007
Weighted Average Number of Shares Outstanding	132,302,410	94,018,690
US GAAP and Canadian GAAP
Loss for the period - Canadian GAAP	$(8,142,938)	$(1,667,597)
Basic loss per share under Canadian GAAP	(0.06)	(0.02)

The application of Canadian GAAP would have the following effects on the consolidated balance sheet items as reported under US GAAP:

	December 31, 2008	December 31,2007
Liabilities - US GAAP	$3,619,854	$1,496,330
Adjustment for unamortized portion of equity component of convertible
promissory note	(68,614)	(77,538)
Adjustment for unamortized portion of the fair valuation of warrants	(619,872)	(140,332)

Liabilities - Canadian GAAP	$2,931,368	$1,278,460

	2008	2007
Shareholders’ Equity (Deficiency)- US GAAP	$(2,558,974)	$(1,355,369)
Effect of equity component of convertible promissory note	492,439	430,719
Cumulative effect of prior year adjustments to net loss	(463,849)	(201,304)
Cumulative effect of current year adjustments to net loss	(272,794)	(262,545)
Effect of fair valuation of warrants	1,193,600	251,000

Shareholders’equity / (deficiency) - Canadian GAAP	$(1,609,578)	$(1,137,499)