Form 10-Q
period 2009-03-31
CURRENT TECHNOLOGY CORP
filed 2009-06-09
CIK 883907

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________

Commission File Number: 000-19846

Current Technology Corporation

(Exact name of registrant as specified in its charter)

Canada	__N/A_____
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐    Smaller Reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of May 28, 2009, there were 155,646,285  shares of the Registrant’s no par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding.

CURRENT TECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and March 31, 2009

3

Consolidated Statements of Operations for the three month period ended

March 31, 2009 and March 31, 2008

4

Consolidated Statements of Cash Flow for the three month period ended

March 31, 2009 and March 31, 2008

5

Condensed Notes to Consolidated Financial Statements

6

[The balance of this page has been intentionally left blank.]

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

(Incorporated under the Canada Business Corporations Act)

Interim Consolidated Balance Sheet

March 31, 2009 and December 31, 2008

(United States Dollars)

Assets	March 31, 2009 Unaudited	December 31, 2008
Current:
Cash and cash equivalents	$13,972	$42,949
Accounts receivable	23,197	61,500
Due from related parties (Note 14)	100,000	100,000
Inventories	468,282	492,644
Prepaid expenses	17,973	17,973
Total Current Assets	623,424	765,066

Long term asset	11,825	-

Equipment, Furniture, & Leased Assets (Note 8)	485,858	484,104
Less accumulated depreciation	168,868	138,290
Total Equipment, Furniture & Leased Assets	316,990	345,814

Total Assets	$952,239	$1,060,880
Liabilities and Stockholders’ Deficiency
Current:
Accounts payable	$645,809	$606,186
Due to related parties (Note 14)	314,812	230,479
Stock based debt settlement	-	270,000
Accrued liabilities	242,975	136,869
Subscription liability (Note 10)	37,500	272,500
Unearned revenue	18,038	18,038
Total current liabilities	1,259,134	1,534,072

Liabilities from discontinued operations (Note 7)	657,417	657,417
Convertible promissory note (Note 9)	1,564,736	1,428,365
Total liabilities	3,481,287	3,619,854

Stockholders’ Deficiency:
Common shares without par value (Note 10)	32,082,028	30,835,668
Additional paid-in capital (Note 11)	4,385,909	4,391,752
Accumulated deficit	(38,683,630)	(37,473,039)
Accumulated other comprehensive loss	(313,355)	(313,355)
Total stockholders’ deficiency	(2,529,048)	(2,558,974)
Total Liabilities and Stockholders’ Deficiency	952,239	$1,060,880

Going Concern (Note 3)
Commitments (Note 17)
Subsequent Events (Note 18)
Approved by Directors: __ “Robert Kramer” __ “George Chen”

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Operations and Deficit

For the three months ended March 31

(Unaudited)

 (United States Dollars)

	2009	2008
Revenue	$90,760	$11,612
Cost of sales	24,778	10,038
	65,982	1,574

Selling, General and Administrative Costs and Expenses
General & Administrative	145,436	65,631
Salaries & wages	572,940	344,618
Legal, auditing and filing fees	41,515	50,920
Amortization and depreciation	30,578	-
Consulting	361,696	70,400
Corporate Communications	80,204	79,985
Interest on convertible promissory note	36,370	28,293
Foreign Exchange (Recovery)	7,834	(5,800)
Total Selling, General and Administrative Costs and Expenses	1,276,753	634,047

Income (Loss) from operations before income taxes, minority interests and equity in net loss (income) from associated companies	(1,210,591)	(632,473)
Income taxes	-	-
Loss from associated companies before acquisition	-	-
Minority interest	-	-
Equity in net loss (income) from associated companies	-	57,623
Net loss	(1,210,591)	(690,096)
Deficit, beginning	(37,473,039)	$(28,660,295)
Deficit, ending,	$(38,683,630)	$(29,350,391)

Basic and fully diluted net loss per share	$ (0.008)	$ (0.006)
Weighted average shares outstanding	153,870,449	121,578,045

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Cash Flows

For the three months ended March 31

(Unaudited)

 (United States Dollars)

	2009	2008
Operating Activities:
Net Loss	$(1,210,591)	$(690,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Amortization and Depreciation	30,578	-
Bad debt expense	9,504	10,250
Additional paid in capital	11,516	314,027
Shares issued for services provided	280,000	60,000
Interest on promissory note	36,370	28,293
Minority interest	-	-
Loss before acquisition	-	-
Equity from associated companies	-	57,623
Professional fees accrued	8,000	25,000
Exchange adjustment	(9,502)	(471)
Changes in operating assets and liabilities-
(Increase) Decrease in accounts receivable	38,303	14,675
(Increase) Decrease in inventory	12,537	-
(Increase) Decrease in prepaid expenses	-	2,563
(Increase) Decrease in subscription receivable	-	49,412
Increase (Decrease) in accounts payable	222,062	25,943
Increase (Decrease) in subscription liabilities	(235,000)	-
Net cash used in operating activities	(806,223)	(102,781)
Cash flows from investing activities
Investment in Celevoke	-	(1,517,159)
Fixed assets purchase	1,754	-
Net cash used in investing activities	1,754	(1,517,159)
Cash flows from financing activities:
Issuance of new shares	679,000	1,500,000
Subscription advances	-	150,000
Convertible promissory note	100,000	-
Net cash provided by financing activities	779,000	1,650,000
Net Increase in Cash and Cash Equivalents	(28,977)	30,060
Cash and Cash Equivalents, beginning	42,949	33,498
Cash and Cash Equivalents, ending	$ 13,972	$ 63,558

Non-cash transactions not disclosed above:
Shares issued for settlement of accounts payables	$270,000	-
Shares issued for cashless warrants exercise	17,360	-

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

1.

Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by US generally accepted accounting principles for complete financial statements of Current Technology Corporation and its subsidiaries (the “Company”).  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) in April 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and notes required by US generally accepted accounting principles for complete financial statements.

The acquisitions described in Note 7 below significantly affects the comparability of the financial information for the three month period then ended.

2.

Nature of Operations:

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, Inc. (“Celevoke”).  On May 23, 2008, the Company completed the purchase of 102 shares of Celevoke common stock for an aggregate purchase price of $2.5 million. During the remainder of the year ended December 31, 2008, the Company purchased an additional 55 common shares of Celevoke for a price of $1,750,000, and during the quarter ended March 31, 2009, the Company purchased an additional 6 common shares of Celevoke for a price of $200,000.  The Company has a 62% interest in Celevoke as at March 31, 2009.

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

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

3.

Going Concern:

These unaudited consolidated financial statements have been prepared on the going concern assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

A net loss of $1,210,591 was incurred during the three months (2008: $690,096).  Recurring losses have been reported since inception, which have resulted in an accumulated deficit of $38,683,630 (2008: $29,350,391). The Company may attempt to obtain additional debt or equity financing but there can be no assurance that such capital will be available in sufficient amounts or on acceptable terms and there is no certainty that these discussions will be concluded successfully.

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

4.

Accounting changes:

a)

Change in Functional Currency

Effective January 1, 2008, the Company changed its functional currency to the U.S. dollar from the Canadian dollar. With the acquisition of Celevoke, Inc (Note 7), the Company’s primary economic environment changed from Canada to United States.  This has resulted in significant changes in economic facts and circumstances that clearly indicate that the functional currency has changed.  The Company accounted for the change in functional currency prospectively.

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

b) Fair value measurement

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

4.

Accounting changes (continued):

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

•

Liabilities for exit or disposal activities initially measured at fair value (non-recurring fair value measurements)

The company has adopted SFAS No. 157 on January 1, 2009, as required, and the adoption of SFAS 157 resulted in no impact on the Company’s financial position, results of operations or cash flows.

c) Derivative instruments and hedging activities

In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires companies to provide enhance disclosures regarding derivative instruments and hedging activities.  It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage.  Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required.  SFAS 161 contains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS 161 on January 1, 2009, as required, and the adoption of SFAS 161 resulted in no impact on the Company’s financial position, results of operations or cash flows.

       d) Transfers of financial assets and repurchase financing transactions

In February 2008, the FASB issued a FASB Staff Position (“FSP”) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”).  FSP FAS 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one ‘linked’ transaction.  The FSP includes a ‘rebuttable presumption’ that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date.  The Company adopted FAS 140-3 on January 1, 2009, as required, and the adoption of SFAS 161 resulted in no impact on the Company’s financial position, results of operations or cash flows.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

4.

Accounting changes (continued):

e) Useful life of intangible assets

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”).  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combination (“SFAS 141R”) and other applicable accounting literature.  The Company adopted FAS 142-3 on January 1, 2009, as required, and the adoption of FAS 142-3 resulted in no impact on the Company’s financial position, results of operations or cash flows.

f) Hierarchy of Generally Accepted Accounting Principles

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when dividends do not need to be returned if the employees forfeit the awards.  The Company adopted FAS 162 on January 1, 2009, as required, and the adoption of FAS 162 resulted in no impact on the Company’s financial position, results of operations or cash flows.

h) Collaborative arrangements

 In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 07-1 became effective for the Company beginning on January 1, 2009. The implementation of EITF 07-1 did not have a material effect on the Company’s consolidated financial statements.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

c)

Revenue recognition (continued):

3)

Revenue is recognized only after goods are shipped.  At this point collection is reasonably assured and risks and rewards of ownership have been transferred.

4)

Revenue from royalty agreements is recognized when earned, which is generally the period in which the services to which the royalty relates are provided to third parties and collection of the balance owing is reasonably assured.

Customer deposits, as required by the Company’s revenue recognition policy above, received in advance are treated as deferred revenue until goods are shipped.  Only then is revenue recognized.

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

e)

Cost of Sales

Cost of revenue includes direct costs to produce and distribute products  or services and the direct costs associated with the delivery of online services, professional services, product support and resold hardware.

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

For investments accounted for using the equity method of accounting, management evaluates information such as budgets, business plans, financial statements of the investee in determining

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

6.

Summary of Significant Accounting Policies (continued):

f)

Equity Investment (continued):

whether an other-than-temporary decline in value exists.  Factors indicative of an other-than-temporary decline in value include, but not limited to, recurring operating losses and credit defaults.  For any of the Company’s investments in which the estimated fair value is less than its carrying value, the Company considers whether the impairment of that investment is other-than-temporary.

g)

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

h)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

7.

Acquisitions:

Celevoke Inc

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).  Under the agreement the Company purchased 102 shares of Celevoke common stock for an aggregate purchase price of $2,500,000.  The 102 shares were purchased in four installments of 20 shares and a fifth installment of 22 shares.

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

From May 23, 2008 through December 31, 2008, the Company purchased an additional 55 common shares of Celevoke for a price of $1,750,000 and increased its ownership interest in the voting equity of Celevoke from 51% to 61%.  During the quarter ended March 31, 2009, the Company purchased an additional 6 common shares of Celevoke for a price of $200,000 and increased its ownership interest in the voting equity of Celevoke from 61% to 62%.

The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed to the extent of the 62% ownership interest acquired as of the various date the payments were made under step acquisition accounting.    The remaining 38% portion of the acquired net assets represents the minority interest ownership in Celevoke.

Star One Telematica S/A

On May 5, 2008, Celevoke, acquired 521 common shares of Star One Telematica S/A, a company incorporated under the laws of Brazil in April 2008, for a 51% interest. At the time of purchase, Star One was a newly formed company and therefore has no net assets. The purchase price for this 51% interest was $1,330,000.   Celevoke believed that the purchase could give it entry into the Brazilian market for Telematics Solutions and Tracking Systems before implementation of the law requiring tracking devices in vehicles commencing in August 2009.  Potential customers included local bus operators, regional trucking companies and tertiary service providers.

On March 20, 2009, Celevoke indefinitely suspended StarOne’s operation due to the state of the capital markets and the inability to obtain sufficient financing to support ongoing operations.  Celevoke wrote off its investment in StarOne for the December 31, 2008 year end, taking a charge of $1,911,437.  The Company also recorded a net liability of $657,417 on its balance sheet and loss of $165,732 as a result of treating the subsidiary as discontinued operation at December 31, 2008 year end.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

8.

Equipment, Furniture and Leased Assets:

	Cost	Accumulated Amortization	2009 Net	2008 Net
Leased assets	$ 212,500	$95,625	$ 116,875	$ -
Furniture and fixtures	10,900	3,801	7,099	-
Equipment	243,255	55,144	188,111	-
Leasehold improvement	19,203	14,298	4,905	-
	$485,858	$168,868	$ 316,990	$ -

9.

Convertible Promissory Note:

On September 29, 2008, the Company extended the maturity date of a previously issued  convertible promissory note from January 16, 2009 to January 19, 2010.  The extension of the maturity date has been accounted for as a modification to the original convertible promissory note.

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

The note is secured by a security agreement under which the Company agreed to grant the lender a security interest over all the Company’s property and assets, including all intellectual property.

	At March 31, 2009	At December 31, 2008
Interest payable	$36,371	$33,646
Convertible promissory note	1,528,365	1,394,719
	$1,564,736	$1,428,365

Volatility factor of the market	82.94%
Price of the Company shares	$0.083- $0.42
Dividend yield	0%
Weighted average expiry date of options	5 years
Risk free interest rate	3.00%

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

10.   Share Capital:

a)

Authorized –

Unlimited Common shares without par value

Unlimited Class “A” Preference shares without par value

b)

Issued and fully paid –

	March 31, 2009		December 31, 2008
	Number of		Number of
	Shares	Amount	Shares	Amount
Balance, beginning	141,911,253	$30,835,667	103,892,023	$25,787,959
Common Shares Issued -
- For cash	2,028,571	284,000	34,975,000	4,695,000
- For settlement of services provided	4,300,000	550,000	875,000	103,750
- Exercise of options	-	-	-	-
- Exercise of warrants	6,906,461	412,361	2,169,230	248,958
Balance, ending	155,146,285	$32,082,028	141,911,253	$30,835,667

Options, warrants and convertible debt will have an anti-dilutive effect on loss per share

c)

Subscription Liability -

The Company received $37,500 for the private placement in which the underlying units had not been issued as of March 31, 2009.

11.  Additional Paid-In Capital:

The Company accounts for its stock-based compensation under the fair value based method using the Black-Scholes Option Pricing Model.  $11,516 of compensation expense relating to vested stock options has been charged to the additional paid-in capital account.  Options granted during the period were valued using the following assumptions:

Volatility factor of the market	54.58% to 87.27%
Price of the Company shares	$0.09- $0.42
Dividend yield	0%
Weighted average expiry date of options	5 years
Risk free interest rate	3.00%-3.44%

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

12.

Stock Options:

From time to time, the Company grants incentive stock options to directors, officers, employees and promoters of the Company.  On September 2, 2004, the Company adopted the 2004 Stock Option and Stock Bonus Plan. Options outstanding on March 31, 2009 are as follows:

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

12.

Stock Options (continued):

***

2004 Stock Option and Stock Bonus Plan

33% vested December 31, 2008

33% vested December 31, 2009

34% vested December 31, 2010

**** 2004 Stock Option and Stock Bonus Plan Vesting schedule:
100,000 options on the completion of 1st 12 months of employment
200,000 options on the completion of 2nd and 3rd years of employment
Remaining 300,000 options tied to vesting schedule of performance based options listed below

Cumulative pretax profit in Celevoke, Inc
1st	$1,000,000	30,000
2nd	$1,000,000	30,000
3rd	$1,000,000	30,000
4th	$1,000,000	30,000
5th	$1,000,000	30,000
6th	$1,000,000	30,000
7th	$1,000,000	30,000
8th	$1,000,000	30,000
9th	$1,000,000	30,000
10th	$1,000,000	30,000
		300,000

The following table summarizes information about stock options to purchase common shares outstanding and exercisable at March 31, 2009:

		As at March 31, 2009 Weighted		As at December 31, 2008 Weighted
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	69,145,000	$0.15	9,545,000	$0.12
- Granted	-	-	60,200,000	0.15
- Cancelled	-	-	(600,000)	0.21
Outstanding, ending	69,145,000	$0.15	69,145,000	$0.15
Exercisable, ending	28,571,307	$0.15	28,628,299	$0.15

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

12.

Stock Options (continued):

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

	Weighted Number	Average		Weighted Number
	Outstanding at	Remaining		Outstanding
Exercise Price	2009	Contractual Life		2008
$0.08	1,000,000	3.67	years	1,000,000
$0.09	7,495,000	3.71	years	7,495,000
$0.14	12,500,000	6.50	years	12,500,000
$0.15	5,000,000	4.02	years	5,000,000
$0.19	200,000	2.64	years	200,000
$0.20	1,050,000	4.15	years	1,050,000
$0.21	299,029	4.16	years	166,130
$0.23	110,611	4.50	years	267,169
$0.30	200,000	0.75	years	200,000
$0.25	275,000	0.98	years	275,000
$0.31	375,000	2.01	years	375,000
$0.32	66,667	4.68	years	100,000
	28,571,307			28,628,299

13.  Warrants:

The following table summarizes information about warrants outstanding on March 31, 2009:

Expiry Date	Number of Shares	Exercise Price
January 9, 2007	2,000,000	$0.25	[1,3]
January 9, 2007	2,980,000	$0.10	[1,3]
January 9, 2007	6,949,766	$0.05	[1,3]
January 9, 2007	179,167	$0.15	[1,3]
January 9, 2007	1,600,000	$0.50	[1,3]
June 30, 2009	2,500,000	$0.05	[3]
June 15, 2009	600,000	$0.15	[3]
June 15, 2009	1,117,696	$0.20	[5]
July 15, 2009	200,000	$0.20	[5]
January 2, 2010	3,200,000	$0.25	[2,3]
March 25, 2010	1,200,000	$0.25	[5]
May 31, 2010	1,120,000	$0.25	[5]
July 25, 2010	200,000	$0.15
September 21, 2010	300,000	$0.25	[5]
September 21, 2010	2,852,000	$0.25	[5]
December 30, 2010	600,000	$0.25	[5]
March 2, 2011	144,000	$0.25	[5]
December 31, 2011	4,000,000	$0.10	[3,4]
February 12, 2012	1,750,000	$0.125	[6]
March 30, 2012	7,200,000	$0.10	[5]
April 30, 2012	5,000,000	$0.12	[3,7]
August 9, 2012	5,150,000	$0.10
December 26, 2012	4,000,000	$0.10

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

13. Warrants (continued): December 31, 2012	5,000,000	$0.17
January 10, 2013	20,000,000	$0.15	[3]
February 26, 2013	1,000,000	$0.20	[5]
April 3, 2013	1,000,000	$0.20
May 19, 2013	2,000,000	$0.50	[3]
August 5, 2013	5,000,000	$0.45	[3]
August 15, 2013	650,000	$0.45	[3]
October 2, 2013	5,000,000	$0.25
December 31, 2013	5,200,000	$0.17	[3,9]
February 20, 2014	2,028,571	$0.25	[3]

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

13.

Warrants (continued):

The following table summarizes information about warrants to purchase common shares outstanding and exercisable at March 31:

		As at March 31, 2009		As at December 31, 2008
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	106,767,629	$0.14	68,248,629	$0.14
Issued	2,028,571	$0.25	40,175,000	$0.18
Exercised	(7,075,000)	$0.06	(1,656,000)	$0.13
Expired	-	-	-	-
Outstanding, ending	101,721,200	$0.12	106,767,629	$0.14
Exercisable, ending	94,971,200	$0.12	100,017,629	$0.14

14.

Related Party Transactions:

Transactions during the three months ended March 31,	2009	2008
Salaries and consulting fees accrued or paid to directors and companies controlled by directors of the Company.	$70,189	$70,197
These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by related parties.
Balance at March 31,	2009	2008
Salaries, consulting fees and other payable to directors and companies controlled by directors of the Company	$25,215	$9,306
Other payables to directors and companies controlled by directors of the Company’s subsidiary.	$314,812	$ -
Receivable from company controlled by director of the Company’s subsidiary	$100,000	$ -

Convertible promissory note owing to a holder of more than 10% of the Company’s outstanding common shares. (Refer to note 9 for terms and conditions relating to the convertible promissory note)	$1,564,736	$1,163,132

    Unless otherwise noted, all related party transactions noted above have been recorded at the exchange amount

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

16.

Segmented Information:

The major operations relate to the sales of GPS Telematics devices and services as well as sales and royalties charged on trichogenesis machines.

	Three months ended March 31,
	2009	2008
Revenues from external customers
GPS Division	$ 22,715	$-
Trichogenesis Division	68,045	11,612

Consolidated	$ 90,760	$11,612

Income (loss) before taxes, minority interests and equity net loss from associated companies
GPS Division	$(720,112)	$-
Trichogenesis Division	(490,479)	(632,473)

Consolidated	$(1,210,591)	$(632,473)

Total Assets
GPS Division	$648,148	$-
Trichogenesis Division	304,091	3,152,367

Consolidated	$952,239	$3,152,367

17.

Commitments:

An agreement was entered into to lease office space from May 1, 2005 to April 30, 2011.  The future minimum lease payments for this commitment are as follows:

2009	$19,563
2010	28,568
2011	9,937
$58,068

Lease agreements were entered into with respect to automotive and office equipment. The future minimum lease payments for these commitments are as follows:

2009	$11,929
2010	8,022
2011	4,886
2012	2,647
2013	1,544
$29,028

18.

Subsequent Events:

a)

Share Capital

Subsequent to March 31, 2009, the Company issued 500,000 common shares for settlement of debt.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

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

Reconciliation of Net Loss -

The application of Canadian GAAP would have the following effects on the net income as reported:

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Loss for the period - US GAAP	$(1,210,591)	$(690,096)
Adjustment for accretion interest – equity component of convertible debt	(17,336)	(17,622)
Adjustment for accretion interest – fair valuation of warrants	(116,899)	(32,269)

Loss for the period - Canadian GAAP	$(1,344,826)	$(739,987)

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2009 and 2008

Unaudited- (United States Dollars)

19.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

Net Loss per Share -

The net loss per share computed under US GAAP is different from the net loss per share computed under Canadian GAAP due to differences noted in the accounting for convertible debt.  The adjusted basis loss per share under Canadian GAAP is as follows:

	March 31, 2009	March 31, 2008
Weighted Average Number of Shares Outstanding	150,042,941	121,578,045
US GAAP and Canadian GAAP

Loss for the period - Canadian GAAP	$(1,344,826)	$(739,987)
Basic loss per share under Canadian GAAP	(0.009)	(0.006)

The application of Canadian GAAP would have the following effects on the consolidated balance sheet items as reported under US GAAP:

	March 31, 2009	December 31,2008
Liabilities - US GAAP	$3,481,287	$3,619,854
Adjustment for unamortized portion of equity component of convertible
promissory note	(74,975)	(68,614)
Adjustment for unamortized portion of the fair valuation of warrants	(502,973)	(619,872)

Liabilities - Canadian GAAP	$2,903,339	$2,931,368

	March 31, 2009	December 31, 2008
Shareholders’ Equity (Deficiency)- US GAAP	$(2,529,048)	$(2,558,974)
Effect of equity component of convertible promissory note	516,136	492,439
Cumulative effect of prior year adjustments to net loss	(736,643)	(463,849)
Cumulative effect of current year adjustments to net loss	(134,236)	(272,794)
Effect of fair valuation of warrants	1,193,600	1,193,600

Shareholders’equity / (deficiency) - Canadian GAAP	$(1,690,191)	$(1,609,578)

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

Plan of Operation

Telematics Technology

On January 31, 2008, Current Technology Corporation (the “Company” or “we”) entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).  Under the agreement we were obligated to purchase 102 shares of Celevoke common stock in five installments for an aggregate purchase price of $2.5 million.  We completed the acquisition on May 23, 2008 by making the final installment payment.  Through the end of our 2008 fiscal year, and subsequently, we purchased additional shares of Celevoke and now own 62% of the outstanding shares of Celevoke.

Celevoke is a developer and distributor of proprietary global positioning system (“GPS”) based Telematics products.  The technology utilizes the integrated use of telecommunications and informatics to enable users to remotely monitor, track, control and protect a wide variety of asset classes such as, automobiles, and other motorized vehicles, shipping containers, covert vehicles used for law enforcement, and even people.  This technology is referred to as “Telematics.”  We believe that Celevoke has a number of attributes that may lead to success in the marketplace, including its technology and products, its non-exclusive worldwide license with the patent holder LunarEYE, Inc., a functioning network operations center and established relationships with a number of channels of distributions.  Subject to the Company’s ability to continue to fund ongoing operations, we are hopeful that Celevoke is poised to become a market leader in the global market for Telematics, which some third parties project to be a $38.3 billion industry by 2011.

During the majority of fiscal 2008 we primarily focused on growing, developing, and promoting Celevoke’s business operations.  During the quarter ended March 31, 2009 and through the period to the date of this report, the Company through Celevoke, continued to focus primarily on the development and promotion of Celevoke’s GPS-based asset tracking technology, including the further development of its previously announced “NextGen Tracking System”.  The fully automotive grade product features an extremely low power draw which the Company believes will be of significant interest to manufacturers of powersports equipment, including motorcycles.  Management further believes that this new product may provide Celevoke access to the Original Equipment Manufacturer market in the United States and other parts of the world.

The on-going economic crisis has had a devastating effect on the automotive and transportation sectors, with a resulting negative impact on the Telematics space. As a relatively new company with high development expenses and no history of meaningful revenue, Celevoke has faced numerous challenges. Due to Celevoke’s lack of liquidity and the Company’s difficulty in continuing to fund ongoing operations at historical levels in the face of the credit crisis, the Company and Celevoke were forced to make a number of difficult decisions during the first quarter of 2009 and thereafter. On March 20, 2009 Celevoke indefinitely suspended the operations of its Brazilian subsidiary, Star One Telematica S.A., because of a lack of funding.   As such the Company through Celevoke is not currently promoting its products or services in Brazil.  Further, in April 2009 Celevoke initiated material layoffs of both management and sales personnel to reduce overhead.

As a result of the foregoing we are not currently proceeding with our original business plan with respect to Celevoke.  During the past few months, sales and marketing efforts have been reduced consistent with the aforementioned staff reductions. Limited resources have been focused on new product development, continued upgrading of the network operating center and enhancement of the web-based interface. These activities have been directed by, and in many instances personally funded by, Celevoke’s CEO Chuck Allen. The Company is hopeful this difficult period is coming to an end, and believes Celevoke is well positioned to benefit from its product development focus as economic conditions improve, subject to its ability to obtain further financing to fund ongoing operations. However, if this new strategy is not successful Celevoke may have to suspend or cease operations altogether.

As of the date of this report, the Company and Celevoke CEO Chuck Allen have reached a broad verbal agreement to compensate Mr. Allen for providing a loan facility to Celevoke during this period (being the quarter ended March 31, 2009 and thereafter). Although all particulars have not been finalized, the Company believes the formal agreement will provide for the immediate vesting of all options granted to Chuck Allen, Brian Allen and Mark Beausoleil (the minority Celevoke shareholders) and all remaining Celevoke employees and consultants who have continued to perform valuable services during this difficult period of Celevoke’s development. In addition, funds advanced to Celevoke by Mr. Allen or the Company (only with respect to funds advanced by the Company to Celevoke as a loan) will be paid interest at the rate of 10% per annum.

TrichoGenesis Platform Products

Historically our operations focused on hair restoration and re-growth related products.  We have developed an electrotherapeutic medical device designed to stimulate hair regrowth (“ElectroTrichoGenesis” or “ETG”) and a cosmetic unit designed to improve the appearance of thinning hair (“CosmeticTrichoGenesis” or “CTG”).  ETG and CTG are marketed as TrichoGenesis platform products.  We own patents to the technology, methodology and design of these products.  ETG Treatment, the regrowth of hair by means of electrical stimulation, is believed to promote the “healing” of hair follicles that are dormant, but not dead. Research has been conducted to expand the indications for ETG. The CTG Mark 5 is a product for improving the appearance of thinning hair.  Using the TrichoGenesis technology platform, this product was developed specifically for the United States marketplace.

The Company has entered into an exclusive distribution agreement with Hair Envy, LLC, an entity based in the United States, for the placement on a revenue sharing basis of its TrichoGenesis platform products in the United States, Canada, South America (excluding Brazil), Europe and Russia. The Company is working in concert with its United States based distributor to attempt to lower the cost of ETG devices and CTG units by having non-proprietary components of the chair and hood manufactured in China.   In June 2008 the Company inspected and approved the final prototype which was manufactured in China.  The last step prior to commencement of ongoing manufacturing in China was a factory inspection to be conducted by Canadian Standards Association International as part of its certification process.  The inspection was completed during October, 2008, and certificates confirming the approval were during November, 2008. The Company awaits the decision of Hair Envy as to if and/or when orders for its TrichGenesis products will be placed.

 In the immediate future we plan to continue to focus primarily on Celevoke’s business operations, but will continue to market our TrichoGenesis products although we do not believe it is likely these products will generate significant revenues for the Company during the balance of fiscal 2009.

Results of Operation

On May 23, 2008 we became the majority holder of the voting equity of Celevoke.  On that day the Company began consolidating Celevoke’s financial results in the Company’s interim consolidated financial statements.  Accordingly, the financial statements included with this quarterly report for the three month period ending March 31, 2009 are presented on a consolidated basis with Celevoke.  Prior to the filing of our quarterly report for the quarter ended June 30, 2008 our financial statements were not presented on a consolidated basis with Celevoke.   As such, the information presented in our financial statements included with this quarterly report may not provide a meaningful comparison when compared against the financial statements for three month period ending March 31, 2008.  Further, we expect that certain of our operation costs will decrease over time as the Company’s business through Celevoke becomes more established and certain expenses, such as business development, are reduced.

Revenue for the three months ended March 31, 2009 was $90,760 as compared to $11,612 for the comparable period in 2008.  Approximately $64,052 of this revenue was generated through the sale of three CTG units sold through our TrichoGenesis division to a Korean customer.  We will not receive on-going royalties through the sale of these units.  Although our revenues were higher in the period ended March 31, 2009 when compared to the comparable 2008 period our revenues have decreased substantially over the most recent quarters.  For example, in the quarter ended September 30, 2008 we recognized revenues of $258,946, approximately 75% of which were generated through the sale and distribution of Celevoke’s GPS based technology, and in the quarter ended June 30, 2008 our revenues were $224,931.  However, as described above due to the general weak global economic and market conditions, lack of sales, and a lack of funding, Celevoke has had to significantly reduce and refocus its operations.  We are hopeful that Celevoke will be able to generate larger revenues going forward, however until Celevoke is adequately funded and/or market conditions and demand for Celevoke’s products improve there is substantial uncertainty about its ability to do so.

For the three months ended March 31, 2009, the Company experienced a net loss of ($1,210,591) or $(0.008) per share, compared to a net loss of $(690,096) or $(0.006) per share during the comparable period in the previous year.  In large part, the significant increase in our loss for the three month period ended March 31, 2009 was a result of the increased costs we have realized on a consolidated basis as a result of acquisition of a majority of Celevoke’s outstanding equity.  For example, during the quarter ended

March 31, 2009 we incurred $361,696 in consulting expenses and costs as compared to $70,400 in the 2008 period.  Approximately $200,000 of these consulting expenses in the 2009 period were incurred for investor relations consulting services.  Similarly, other standard business expenses significantly increased in the period ended March 31, 2009 as compared to the comparable period in 2008 such as our general and administrative expenses ($145,436 in the 2009 period versus $65,631 in the 2008 period) and salaries and wages ($572,940 in the 2009 period versus $344,618 in the 2008 period). The significant increases in the 2009 period were a direct result of expenses incurred by and through Celevoke and our efforts to continue to develop and promote its business plan.  However, in the near future although we expect to continue to incur significant losses we expect these losses to decrease from their current levels as a result of Celevoke’s significantly reduced operations and business activities.

Liquidity and Capital Resources

Since inception the Company has primarily financed its operations through the sale of equity and debt securities.  However, we have generated limited amounts of revenues from sales of our TrichoGenesis products, and starting in the quarter ended June 30, 2008 we began recognizing revenues generated through Celevoke, although this revenue significantly decreased in the quarter ended March 31, 2009 as compared to our most recent three fiscal quarters.

As of March 31, 2009 we had working capital deficit of $635,710 as compared to a working capital deficit of $769,006 at December 31, 2008.  Although our working capital deficit decreased from December 31, 2008, except for a subscription liability of $272,500 as of December 31, 2008, it would have increased for the period as in general our other liabilities generally increased while our assets generally decreased during the period.  Our liabilities include amounts due under the terms of a promissory note issued to Keith Denner, our largest shareholder, that are due on or before January 19, 2010.

As of March 31, 2009 we had cash and cash equivalents of $13,972 on a consolidated basis.  This represents a $28,977 decrease from December 31, 2008 and a decrease of $367,642 from our quarter ended September 30, 2008.   This significant decrease is a result of our on-going operating losses, the significant amounts of resources that we expended to try to develop and promote Celevoke’s business operations, and our on-going use of our cash on-hand to fund our business operations.  During the quarter ended March 31, 2009 we raised approximately $444,000 through the sale of our equity securities.    Through the end of our fiscal year we expect to continue to experience a net loss from operations and thus will have to continue to expend our existing cash resources to fund our operations and business activities.

Our current resources on-hand are not sufficient to cover our costs through the end of current quarter.  Absent our ability to generate a significant amount of revenues through our business operations the Company will have to seek additional sources of liquidity in the near future to fund its business operations.  However, but there can be no assurance that additional financing will be available on reasonable terms, if at all.  Further, as a result of on-going recent volatility in the capital markets and the depressed market price of our common stock it may be increasingly difficult for us to obtain additional debt or equity financing.  As such, the ability of the Company to continue as a going concern is dependent on the successful conclusion of these discussions and/or negotiations, the receipt of additional financing and/or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 because of the identification of material weaknesses in our internal control over financial reporting which are identified in Item 9A included with our Annual Report on 10-K for the year ended December 31, 2008, which we view as an integral part of our disclosure controls and procedures. Depending on our financial resources we hope to take appropriate actions to remediate any such material weaknesses identified.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As previously described in our Annual Report on Form 10-K eighteen former employees of StarOne (a subsidiary of Celevoke) commenced a legal action for non-payment of wages.  Although the legal proceedings commenced in Brazil, Celevoke was named as a defendant. There were no material developments with respect to this case during the quarter ended March 31, 2009.

Item 1A. Risk Factors

There have been no material changes to the information included as risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities

On May 12, 2009 the Company issued two accredited investors an aggregate of 500,000 shares of Company common stock.  The shares were issued in consideration for services provided to the Company.  We relied on the exemptions from registration provided by Section 4(2) and Section 4(6) of the Securities Act of 1933, and Rule 506 promulgated thereunder for this issuance.  No commissions or other remuneration were paid in connection with this issuance.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

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

Date: June 9, 2009

By: /s/ Robert Kramer

Robert Kramer,

Principal Executive Officer

Date: June 9, 2009

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

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any changes in the company’s internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Dated: June 8, 2009	By	/s/ Robert Kramer
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

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any changes in the company’s internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Dated: June 8, 2009	By	/s/ George Chen
George Chen, Principal Financial Officer

         EXHIBIT 32.1

CURRENT TECHNOLOGY CORPORATION

Certification pursuant to 18 U.S.C. §1350 of the

Chief Executive Officer and Chief Financial Officer

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Current Technology Corporation (the “Company”) for the quarter ended March 31, 2009, each of the undersigned Robert Kramer, the Chief Executive Officer of the Company, and George Chen, the Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 8, 2009

/s/ Robert Kramer

___________________________

Robert Kramer, Chief Executive Officer

June 8, 2009

/s/ George Chen

______________________________

George Chen, Chief Financial Officer