Form 10-Q
period 2009-06-30
CURRENT TECHNOLOGY CORP
filed 2009-09-08
CIK 883907

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                                                  (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________

Commission File Number: 000-19846

Current Technology Corporation

(Exact name of registrant as specified in its charter)

Canada	__N/A_____
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Yes ☐ No ☑

As of August 31, 2009, there were 161,479,617  shares of the Registrant’s no par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding.

CURRENT TECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009 …..…..….….... _3

Consolidated Statements of Operations for the three and six month period ended

June 30, 2009 and June 30, 2008......................................................................................

_4_

Consolidated Statements of Cash Flow for the three and six month period ended

June 30, 2009 and June 30, 2008......................................................................................

    _5_

Condensed Notes to Consolidated Financial Statements....................................................

 _6_

[The balance of this page has been intentionally left blank.]

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

(Incorporated under the Canada Business Corporations Act)

Interim Consolidated Balance Sheet

June 30, 2009 and December 31, 2008

(United States Dollars)

Assets	June 30, 2009 Unaudited	December 31, 2008
Current:
Cash and cash equivalents	$34,515	$42,949
Accounts receivable	8,140	61,500
Due from related parties (Note 14)	100,000	100,000
Inventories	467,916	492,644
Prepaid expenses	27,754	17,973
Total Current Assets	638,325	765,066

Long term asset	11,825	-

Equipment, Furniture, & Leased Assets (Note 7)	485,858	484,104
Less accumulated depreciation	199,574	138,290
Total Equipment, Furniture & Leased Assets	286,284	345,814

Total Assets	$936,434	$1,060,880
Liabilities and Stockholders’ Deficiency
Current:
Accounts payable	$1,189,668	$606,186
Due to related parties (Note 13)	341,332	230,479
Stock based debt settlement	-	270,000
Accrued liabilities	67,030	136,869
Subscription liability (Note 9)	87,500	272,500
Unearned revenue	9,019	18,038
Total current liabilities	1,694,549	1,534,072

Liabilities from discontinued operations (Note 6)	657,417	657,417
Convertible promissory note (Note 8)	1,615,860	1,428,365
Total liabilities	3,967,826	3,619,854

Stockholders’ Deficiency:
Common shares without par value (Note 9)	32,232,028	30,835,668
Additional paid-in capital (Note 10)	7,590,145	4,391,752
Accumulated deficit	(42,540,210)	(37,473,039)
Accumulated other comprehensive loss	(313,355)	(313,355)
Total stockholders’ deficiency	(3,031,392)	(2,558,974)
Total Liabilities and Stockholders’ Deficiency	$936,434	$1,060,880
Going Concern (Note 3)
Commitments (Note 16)
Subsequent Events (Note 17)
Approved by Directors: __ “Robert Kramer” ________ __ “George Chen”__________

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Operations and Deficit

For the six months ended June 30

(Unaudited)

 (United States Dollars)

	Three months ended June 30,	Six months ended June 30	Three months ended June 30,	Six months ended June 30
	2009	2009	2008	2008
Revenue	$29,651	$120,411	$224,931	$354,728
Cost of sales	1,420	26,198	191,861	328,643
	28,231	94,213	33,070	26,085

Selling, General and Administrative Costs and Expenses
General & Administrative	67,164	212,600	221,353	370,878
Salaries & wages	3,548,321	4,121,261	298,636	891,088
Legal, auditing and filing fees	39,663	81,178	147,769	214,104
Amortization and deprecation	30,706	61,284
Consulting	73,788	435,484	37,288	219,558
Corporate Communications	74,710	154,914	50,190	160,175
Business development	-	-	288,608	488,608
Interest on convertible promissory note	38,267	74,637	28,293	56,587
Foreign Exchange (Recovery)	12,192	20,026	7,403	1,603
Total Selling, General and Administrative Costs and Expenses	3,884,811	5,161,384	1,079,540	2,402,601

Income (Loss) from operations before income taxes, minority interests and equity in net loss (income) from associated companies	$(3,856,580)	$(5,067,171)	$(1,046,470)	$(2,376,516)
Income taxes	-	-	-	-
Minority interest	-	-	127,160	430,466
Equity in net loss (income) from associated companies	-	-	203,967	261,590
Net loss	(3,856,580)	(5,067,171)	$(1,123,277)	$(2,207,640)
Deficit, beginning	(38,683,630)	(37,473,039)	$(29,372,686)	(28,288,323)
Deficit, ending,	$(42,540,210)	$(42,540,210)	$(30,495,963)	$(30,495,963)

Basic and fully diluted net loss per share	$(0.02)	$(0.03)	$(0.01)	$(0.02)
Weighted average shares outstanding	157,646,285	153,844,613	128,411,776	126,351,900

The per share effect in the change in accounting policy	$(0.02)	$(0.03)	$(0.01)	$(0.02)

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Cash Flows

For the six months ended June 30

(Unaudited)

 (United States Dollars)

	Three months ended June 30,	Six months ended June 30	Three months ended June 30,	Six months ended June 30
	2009	2009	2008	2008

Opertating Activities:
Net Loss	$(3,856,580)	$(5,067,171)	$(1,123,277)	$(2,207,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Amortization and Depreciation	30,706	61,284	16,897	36,274
Professional Fees accrual	-	8,000	111,000	136,000
Bad debt expense	12,810	22,314	-	10,250
Stock based compensation	3,215,752	3,215,752	-	314,027
Additional paid in capital	-	-	-	1,350,997
Shares issued for services provided	320,000	600,000	43,750	103,750
Interest on promissory note	38,267	74,637	28,294	56,587
Minority interest	-	-	127,160	430,466
Loss from Equity investment	-	-	203,967	261,590
Exchange adjustment	(2,014)	(7,488)	(47,045)	(19,967)
Changes in operating assets and liabilities-
(Increase) Decrease in accounts receivable	15,058	53,361	(211,890)	(186,963)
(Increase) Decrease in inventory	367	12,904	(301,087)	(301,087)
(Increase) Decrease in prepaid expenses	(9,781)	(9,781)	(3,216)	(653)
(Increase) Decrease in subscription receivable	-	-	13,162	13,162
Increase (Decrease) in accounts payable	82,022	220,698	397,735	448,676
Increase (Decrease) in due to related parties	20,099	110,394	-	-
Increase (Decrease) in unearned revenue	(9,019)	(9,019)	-	-
Net cash used in operating activities	(142,313)	(713,536)	(744,550)	445,469
Cash flows from investing activities
Investment in Celevoke	-	-	54,068	(2,454,768)
Fixed assets purchase	-	(1,754)	(157,802)	(458,915)
Net cash used in investing activities	-	(1,754)	(103,734)	(2,913,683)
Cash flows from financing activities:
Issuance of new shares	99,999	778,999	1,520,738	3,020,728
Convertible promissory note	12,857	112,857	-	-
Subscription advances	50,000	(185,000)	(112,500)	37,500
Net cash provided by financing activities	162,856	706,856	1,408,238	3,058,228
Net Increase in Cash and Cash Equivalents	20,543	(8,134)	559,954	590,014
Cash and Cash Equivalents, beginning	13,972	42,949	63,558	33,498
Cash and Cash Equivalents, ending	34,515	34,515	$623,512	$623,512

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the six months ended June 30, 2009 and 2008

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

2.

Nature of Operations:

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, Inc. (“Celevoke”).  On May 23, 2008, the Company completed the purchase of 102 shares of Celevoke common stock for an aggregate purchase price of $2.5 million. During the remainder of the year ended December 31, 2008, the Company purchased an additional 55 common shares of Celevoke for a total price of $1,750,000, and during the quarter ended March 31, 2009, the Company purchased an additional 6 common shares of Celevoke for a price of $200,000.  The Company has a 62% interest in Celevoke as at June 30, 2009.

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

The Company was incorporated on June 3, 1986 and commenced operations on April 21, 1987. The Company currently does not generate sufficient funds from operations to support continuing activities and has financed expenditures through private and public offerings of equity securities and the private placement of debt instruments. The common shares of the Company trade on the OTCBB in the United States under the symbol "CRTCF".

3.

Going Concern:

These unaudited consolidated financial statements have been prepared on the going concern assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

A net loss of $5,067,171 was incurred during the six months ended June 30, 2009 (2008: $2,207,640).  Recurring losses have been reported since inception, which have resulted in an accumulated deficit of $42,540,210 (2008: $30,495,963). The Company may attempt to obtain additional debt or equity financing but there can be no assurance that such capital will be available in sufficient amounts or on acceptable terms and there is no certainty that these discussions will be concluded successfully.

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

g) Collaborative arrangements

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

5.

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

5.

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

Revenue recognition relating to the Company’s subsidiary, Celevoke Inc’s wireless asset tracking or control systems and internet hosting operation is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.  Celevoke enters into certain arrangements, where it is obligated to deliver multiple products and / or services (multiple elements).  In these arrangements, Celevoke generally allocates the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

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

5.

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

6.

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

Star One Telematica S/A

On May 5, 2008, Celevoke, acquired 521 common shares of Star One Telematica S/A, a company incorporated under the laws of Brazil in April 2008, for a 51% interest. At the time of purchase, Star One was a newly formed company and therefore had no net assets. The purchase price for this 51% interest was $1,330,000.   Celevoke believed that the purchase could give it entry into the Brazilian market for Telematics Solutions and Tracking Systems before implementation of the law requiring tracking devices in vehicles commencing in August 2009.  Potential customers included local bus operators, regional trucking companies and tertiary service providers.

On March 20, 2009, Celevoke indefinitely suspended StarOne’s operation due to the state of the capital markets and the inability to obtain sufficient financing to support ongoing operations.  Celevoke wrote off its investment in StarOne for the December 31, 2008 year end, taking a charge of $1,911,437.  The Company also recorded a net liability of $657,417 on its balance sheet and loss of $165,732 as a result of treating the subsidiary as discontinued operation at year end December 31, 2008.

7.

Equipment, Furniture and Leased Assets:

	Cost	Accumulated Amortization	2009 Net	2008 Net
Leased assets	$ 212,500	$106,250	$ 106,250	$ 127,500
Furniture and fixtures	10,900	4,709	6,191	8,008
Equipment	243,255	71,117	172,138	202,201
Leasehold improvement	19,203	17,498	1,705	8,105
	$ 485,858	$ 199,574	$ 286,284	$ 345,814

8.

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

	At June 30, 2009	At December 31, 2008
Interest payable	$74,637	$33,646
Convertible promissory note	1,541,223	1,394,719
	$1,615,860	$1,428,365

Volatility factor of the market	82.94%
Price of the Company shares	$0.083- $0.42
Dividend yield	0%
Weighted average expiry date of options	5 years
Risk free interest rate	3.00%

9.   Share Capital:

a)

Authorized –

Unlimited Common shares without par value

Unlimited Class “A” Preference shares without par value

b)

Issued and fully paid –

	June 30, 2009		December 31, 2008
	Number of		Number of
	Shares	Amount	Shares	Amount
Balance, beginning	141,911,253	$30,835,667	103,892,023	$25,787,959
Common Shares Issued -
- For cash	4,028,571	384,000	34,975,000	4,695,000
- For settlement of services provided	5,300,000	600,000	875,000	103,750
- Exercise of options	-	-	-	-
- Exercise of warrants	6,906,461	412,361	2,169,230	248,958
Balance, ending	158,146,285	$32,232,028	141,911,253	$30,835,667

Options, warrants and convertible debt will have an anti-dilutive effect on loss per share

c)

Subscription Liability -

The Company received $87,500 for the private placement in which the underlying units had not been issued as of June 30, 2009.

10.  Additional Paid-In Capital:

The Company accounts for its stock-based compensation under the fair value based method using the Black-Scholes Option Pricing Model.  $3,215,752 of compensation expense relating to vested stock options has been charged to the additional paid-in capital account.  Options granted during the period were valued using the following assumptions:

Volatility factor of the market	54.58% to 87.27%
Price of the Company shares	$0.09- $0.42
Dividend yield	0%
Weighted average expiry date of options	5 years
Risk free interest rate	3.00%-3.44%

11.

Stock Options:

From time to time, the Company grants incentive stock options to directors, officers, employees and promoters of the Company.  On September 2, 2004, the Company adopted the 2004 Stock Option and Stock Bonus Plan. Options outstanding on June 30, 2009 are as follows:

Expiry Date			Number of Shares	Option Price

September	30,	2009 *	200,000	$0.30
December	22,	2009	175,000	$0.25
December	23,	2009 *	100,000	$0.25
January	2	2011	375,000	$0.31
August	22	2011 *	200,000	$0.19
August	29	2012	1,000,000	$0.08
September	16	2012	7,495,000	$0.09
January	7	2013	5,000,000	$0.15
January	10	2013 **	50,000,000	$0.14
February	21	2013	1,050,000	$0.20
February	24	2013 ***	466,667	$0.21
July	3	2013 ***	100,000	$0.23
July	3	2013 ***	100,000	$0.23
August	15	2013	600,000	$0.32
December	30	2013 ****	300,000	$0.30
			67,161,667

*

2004 Stock Option and Stock Bonus Plan

**

2004 Stock Option and Stock Bonus Plan

12.5 million vested on January 31, 2008, remainder vested on June 30, 2009.

***

2004 Stock Option and Stock Bonus Plan

33% vested December 31, 2008

33% vested December 31, 2009

34% vested December 31, 2010

****

2004 Stock Option and Stock Bonus Plan

50,000 vested December 31, 2008

Remaining vested over 2009 to 2011.

11.

Stock Options (continued):

The following table summarizes information about stock options to purchase common shares outstanding and exercisable at June 30, 2009:

		As at June 30, 2009 Weighted		As at December 31, 2008 Weighted
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	69,145,000	$0.15	9,545,000	$0.12
- Granted	-	-	60,200,000	0.15
- Cancelled	(1,983,333)	0.25	(600,000)	0.21
Outstanding, ending	67,161,667	$0.14	69,145,000	$0.15
Exercisable, ending	66,661,667	$0.14	28,628,299	$0.15

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

	Weighted Number	Average		Weighted Number
	Outstanding at	Remaining		Outstanding
Exercise Price	2009	Contractual Life		2008
$0.08	1,000,000	3.17	years	1,000,000
$0.09	7,495,000	3.22	years	7,495,000
$0.14	50,000,000	6.25	years	12,500,000
$0.15	5,000,000	3.53	years	5,000,000
$0.19	200,000	2.15	years	200,000
$0.20	1,050,000	3.65	years	1,050,000
$0.21	466,667	3.66	years	166,130
$0.23	500,000	4.01	years	267,169
$0.30	200,000	0.25	years	200,000
$0.25	275,000	0.48	years	275,000
$0.31	375,000	1.51	years	375,000
$0.32	100,000	4.13	years	100,000
	66,661,667			28,628,299

12.  Warrants:

The following table summarizes information about warrants outstanding on June 30, 2009:

Expiry Date	Number of Shares	Exercise Price
January 9, 2007	2,000,000	$0.25	[1,3]
January 9, 2007	2,980,000	$0.10	[1,3]
January 9, 2007	6,949,766	$0.05	[1,3]
January 9, 2007	179,167	$0.15	[1,3]
January 9, 2007	1,600,000	$0.50	[1,3]
June 30, 2014	2,500,000	$0.05	[3]
June 15, 2011	600,000	$0.075	[3]
July 15, 2009	200,000	$0.20	[5]
January 2, 2010	3,200,000	$0.25	[2,3]
March 25, 2010	1,200,000	$0.25	[5]
May 31, 2010	1,120,000	$0.25	[5]
July 25, 2010	200,000	$0.075
September 21, 2010	300,000	$0.25	[5]
September 21, 2010	2,852,000	$0.25	[5]
December 30, 2010	600,000	$0.25	[5]
March 2, 2011	144,000	$0.25	[5]
December 31, 2011	4,000,000	$0.10	[3,4]
February 12, 2012	1,750,000	$0.10	[6]
March 30, 2012	7,200,000	$0.10	[5]
April 30, 2012	5,000,000	$0.12	[3,7]
August 9, 2012	5,150,000	$0.10
December 26, 2012	4,000,000	$0.10
December 31, 2012	5,000,000	$0.17
January 10, 2013	20,000,000	$0.15	[3]
February 26, 2013	1,000,000	$0.20	[5]
April 3, 2013	1,000,000	$0.20
May 19, 2013	2,000,000	$0.50	[3]
August 5, 2013	5,000,000	$0.45	[3]
August 15, 2013	650,000	$0.45	[3]
October 2, 2013	5,000,000	$0.25
December 31, 2013	5,200,000	$0.17	[3,9]
February 20, 2014	2,028,571	$0.25	[3]
June 14, 2014	2,000,000	$0.10	[3]

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

12.

Warrants (continued):

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

The following table summarizes information about warrants to purchase common shares outstanding and exercisable at June 30:

		As at June 30, 2009		As at December 31, 2008
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	106,767,629	$0.14	68,248,629	$0.14
Issued	4,028,571	$0.18	40,175,000	$0.18
Exercised	(7,075,000)	$0.06	(1,656,000)	$0.13
Expired	(1,117,696)	$0.20	-	-
Outstanding, ending	102,603,504	$0.12	106,767,629	$0.14
Exercisable, ending	96,603,504	$0.12	100,017,629	$0.14

13.

Related Party Transactions:

Transactions during the six months ended June 30,	2009	2008
Salaries and consulting fees accrued or paid to directors and companies controlled by directors of the Company.	$127,043	$160,182
These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by related parties.
Balance at June 30,	2009	2008
Salaries, consulting fees and other payable to directors and companies controlled by directors of the Company	$79,415	$3,000
Other payables to directors and companies controlled by directors of the Company’s subsidiary.	$378,496	$ -
Receivable from company controlled by director of the Company’s subsidiary	$100,000	$ -

Convertible promissory note owing to a holder of more than 10% of the Company’s outstanding common shares. (Refer to note 9 for terms and conditions relating to the convertible promissory note)	$1,615,860	$1,191,426

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

15.

Segmented Information:

The major operations relate to the sales of GPS Telematics devices and services as well as sales and royalties charged on trichogenesis machines.

	Six months ended June 30,
	2009	2008
Revenues from external customers
GPS Division	$ 36,348	$317,126
Trichogenesis Division	84,063	37,602

Consolidated	$ 120,411	$354,728

Income (loss) before taxes, minority interests and equity net loss from associated companies
GPS Division	$(1,116,566)	$(945,613)
Trichogenesis Division	(3,950,605)	(1,262,027)

Consolidated	$(5,067,171)	$(2,207,640)

Total Assets
GPS Division	$768,531	$1,423,797
Trichogenesis Division	167,903	2,667,040

Consolidated	$936,434	$4,090,837

16.

Commitments:

An agreement was entered into to lease office space from May 1, 2005 to April 30, 2011.  That office space has been sub-leased effective October 1, 2009.  An agreement entered into to lease office space from September 1, 2009 to August 31, 2012.  The future minimum lease payments for these commitments are as follows:

2009	$18,566
2010	44,247
2011	24,041
2012	8,843
$95,697

Lease agreements were entered into with respect to automotive and office equipment. The future minimum lease payments for these commitments are as follows:

2009	$8,290
2010	8,700
2011	5,299
2012	2,871
2013	1,674
$26,834

17.

Subsequent Events:

a)

Share Capital

Subsequent to June 30, 2009, the Company issued the following:

400,000 common share options with an exercise price of $0.15 expiring July 16, 2014;

1,250,000 common share options with an exercise price of $0.11 expiring at July 19, 2014

10,000,000 common share options with an exercise price of $0.14 expiring July 21, 2014

Issued 3,333,332 common shares for proceeds of $100,000 as part of a private placement financing.

Received $48,000 for private placement in which the underlying units have not been issued.

On July 17, 2009 the Company agreed to issue 600,000 restricted shares at $0.10 for services to be provided.

17.

Subsequent Events (continued):

b) Convertible Promissory Note

On September 1, 2009 the Company announced that it has agreed with Keith Denner, its principal shareholder and creditor, to extend and restructure his credit facility with the Company.  Mr. Denner agreed to extend the maturity of the credit facility from January 19, 2010 to January 22, 2011 and to reduce the interest rate during the extension period to one percent (1%) under the prime interest rate from 10% per annum if the facility is paid prior to its maturity date.  Including his 2009 advances, the principal and accrued interest on the credit facility was $1,642,039 at August 31, 2009, an increase of $322,320 since September 2008.  All other terms of the credit facility, as last amended in September 2008, remain the same.

In connection with the extension, the Company reduced the exercise price on Mr. Denner’s warrants and the conversion price on his convertible debt to $0.08 per share, the closing price on August 31, 2009.  Mr. Denner shall also have the right to convert all or a portion of the credit facility on the same price and terms as any future private placement. He received no cash consideration or additional warrants in connection with the extension.

18.

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

18.

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

18.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

Reconciliation of Net Loss -

The application of Canadian GAAP would have the following effects on the net income as reported:

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Loss for the period - US GAAP	$ (5,067,171)	$ (2,207,640)
Adjustment for accretion interest – equity component of convertible debt	(39,136)	(36,978)
Adjustment for accretion interest – fair valuation of warrants	(250,205)	(65,248)

Loss for the period - Canadian GAAP	$ (5,356,512)	$ (2,309,866)

Net Loss per Share -

The net loss per share computed under US GAAP is different from the net loss per share computed under Canadian GAAP due to differences noted in the accounting for convertible debt.  The adjusted basis loss per share under Canadian GAAP is as follows:

	June 30, 2009	December 31, 2008

Weighted Average Number of Shares Outstanding US GAAP and CANADIAN GAAP	150,042,941	126,351,900
Loss for the period - Canadian GAAP	$(5,356,512)	$(2,309,866)
Basic loss per share under Canadian GAAP	(0.04)	(0.02)

The application of Canadian GAAP would have the following effects on the consolidated balance sheet items as reported under US GAAP:

	June 30, 2009	December 31, 2008

Liabilities - US GAAP	$3,967,826	$3,619,854
Adjustment for unamortized portion of equity component of convertible
promissory note	(58,723)	(68,614)
Adjustment for unamortized portion of the fair valuation of warrants	(369,667)	(619,872)

Liabilities - Canadian GAAP	$3,539,436	$2,931,368

18.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

	June 30, 2009	December 31, 2008
Shareholders’ Equity (Deficiency)- US GAAP	$(3,031,392)	$(2,558,974)
Effect of equity component of convertible promissory note	522,009	492,439
Cumulative effect of prior year adjustments to net loss	(736,643)	(463,849)
Cumulative effect of current year adjustments to net loss	(289,341)	(272,794)
Effect of fair valuation of warrants	1,193,600	1,193,600

Shareholders’equity / (deficiency) - Canadian GAAP	$(2,341,767)	$(1,609,578)

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

During the majority of fiscal 2008 we primarily focused on growing, developing, and promoting Celevoke’s business operations.  During the quarter ended June 30, 2009 and through the period to the date of this report, the Company through Celevoke, continued to focus primarily on the development and promotion of Celevoke’s GPS-based asset tracking technology, including the further development of its previously announced “NextGen Tracking System”.  The fully automotive grade product features an extremely low power draw which the Company believes will be of significant interest to manufacturers of powersports equipment, including motorcycles.  Management further believes that this new product may provide Celevoke access to the Original Equipment Manufacturer market in the United States and other parts of the world.

The on-going economic crisis has had a devastating effect on the automotive and transportation sectors, with a resulting negative impact on the Telematics space. As a relatively new company with high development expenses and no history of meaningful revenue, Celevoke has faced numerous challenges. Due to Celevoke’s lack of liquidity and the Company’s difficulty in continuing to fund ongoing operations at historical levels in the face of the credit crisis, the Company and Celevoke were forced to make a number of difficult decisions during the first quarter of 2009 and thereafter. On March 20, 2009 Celevoke indefinitely suspended the operations of its Brazilian subsidiary, Star One Telematica S.A., because of a lack of funding.   As such the Company through Celevoke is not currently promoting its products or services in Brazil.  Further, in April 2009 Celevoke initiated material layoffs of both management and sales personnel to reduce overhead. The Company believes that certain of these former employees either have, or may, consider pursuing legal remedies against Celevoke.  If the Company later learns that any former Celevoke employee has initiated a legal claim against Celevoke (or the Company) that is not considered to be in the ordinary course of business, the Company will disclose the nature of such claim.

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

As of the date of this report, the Company and Celevoke CEO Chuck Allen have reached a broad verbal agreement to compensate Mr. Allen for providing a loan facility to Celevoke during this period (being the quarter ended March 31, 2009 and thereafter). Although all particulars have not been finalized, the Company has agreed to the immediate vesting of all options granted to Chuck Allen, Brian Allen and Mark Beausoleil (the minority Celevoke shareholders) and all remaining Celevoke employees and consultants who have continued to perform valuable services during this difficult period of Celevoke’s development. In addition, funds advanced to Celevoke by Mr. Allen or the Company (only with respect to funds advanced by the Company to Celevoke as a loan) will be paid interest at the rate of 10% per annum.

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

Results of Operation

On May 23, 2008 we became the majority holder of the voting equity of Celevoke.  On that day the Company began consolidating Celevoke’s financial results in the Company’s interim consolidated financial statements.  Accordingly, the financial statements included with this quarterly report for the six month period ending June 30, 2009 are presented on a consolidated basis with Celevoke.  Prior to the filing of our quarterly report for the quarter ended June 30, 2008 our financial statements were not presented on a consolidated basis with Celevoke.   As such, the information presented in our financial statements included with this quarterly report may not provide a meaningful comparison when compared against the financial statements for six month period ending June 30, 2008.  Further, we expect that certain of our operation costs will decrease over time as the Company’s business through Celevoke becomes more established and certain expenses, such as business development, are reduced.

Revenue for the six months ended June 30, 2009 was $120,411 as compared to $354,728 for the comparable period in 2008.  Approximately $64,052 of this revenue was generated through the sale of three CTG units sold through our TrichoGenesis division to a Korean customer.  We will not receive on-going royalties through the sale of these units.  Our revenues were lower in the three and six month periods ended June 30, 2009 when compared to the comparable 2008 periods. Our revenues have decreased substantially over the most recent quarters.  For example, in the quarter ended September 30, 2008 we recognized revenues of $258,946, approximately 75% of which were generated through the sale and distribution of Celevoke’s GPS based technology, and in the quarter ended June 30, 2008 our revenues were $224,931.  However, as described above due to the general weak global economic and market conditions, lack of sales, and a lack of funding, Celevoke has had to significantly reduce and refocus its operations.  We are hopeful that Celevoke will be able to generate larger revenues going forward, however until Celevoke is adequately funded and/or market conditions and demand for Celevoke’s products improve there is substantial uncertainty about its ability to do so.

For the six months ended June 30, 2009, the Company experienced a net loss of $5,067,171 or $(0.03) per share, compared to a net loss of $(2,207,640) or $(0.02) per share during the comparable period in the previous year.  For the quarter ended June 30, 2009, the Company experienced a loss of $(3,856,580) as compared to $(1,123,277) for the comparable quarter in fiscal 2008. The significant increases in our loss for the three and six month periods ending June 30, 2009 were a result of our increased costs on a consolidated basis.  During the six months ended June 30, 2009 we incurred significantly higher expenses on a consolidated basis than we did during the comparable period in 2008. For example, during the six months ended June 30, 2009 we incurred a total of $4,121,261 of salaries and wages as compared to $891,088 during the comparable period in 2008.  Salaries and wages included $3,215,752 of stock based compensation as compared to $314,027 in 2008.  During the six months ended June 30, 2009, we incurred $435,484 in consulting expenses and costs as compared to $1,219,588 in the 2008 period.  Approximately $200,000 of these consulting expenses in the 2009 period were incurred for investor relations consulting services.  Other standard business expenses decreased in the period ended June 30, 2009 as compared to the comparable period in 2008 such as our general and administrative expenses ($212,600 in the 2009 period versus $370,878 in the 2008 period) and legal, audit and filing fees ($81,178  in the 2009 period versus $214,104 in the 2008 period). In the near future although we expect to continue to incur significant losses we expect these losses to decrease from their current levels as a result of Celevoke’s significantly reduced operations and business activities.

Liquidity and Capital Resources

Since inception the Company has primarily financed its operations through the sale of equity and debt securities.  However, we have generated limited amounts of revenues from sales of our TrichoGenesis products, and starting in the quarter ended June 30, 2008 we began recognizing revenues generated through Celevoke. Revenue for the three and six month periods ended June 30, 2009 decreased significantly as compared to 2008.

As of June 30, 2009 we had working capital deficit of $1,056,224 as compared to a working capital deficit of $769,006 at December 31, 2008. The increase in working capital deficiency was primary a result of a $580,918 increase in amounts due to related parties which was partially offset by nil stock based settlement in 2009 as compared to $270,000 in  2008.  In general our other liabilities generally increased while our assets generally decreased during the period.  Our liabilities include amounts due under the terms of a promissory note issued to Keith Denner, our largest shareholder, that are due on or before January 22, 2011 after a restructuring agreed on August 31, 2009.

As of June 30, 2009 we had cash and cash equivalents of $34,515 on a consolidated basis.  This represents a $8,434 decrease from December 31, 2008 and a decrease of $367,642 from our quarter ended September 30, 2008.   This significant decrease is a result of our on-going operating losses, the significant amounts of resources that we expended to try to develop and promote Celevoke’s business operations, and our on-going use of our cash on-hand to fund our business operations.  During the six months ended June 30, 2009 we raised approximately $796,000 through the sale of our equity securities and exercise of warrants.  Through the end of our fiscal year we expect to continue to experience a net loss from operations and thus will have to continue to expend our existing cash resources to fund our operations and business activities.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because of the identification of material weaknesses in our internal control over financial reporting which are identified in Item 9A included with our Annual Report on 10-K for the year ended December 31, 2008, which we view as an integral part of our disclosure controls and procedures. Depending on our financial resources we hope to take appropriate actions to remediate any such material weaknesses identified.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As previously described in our Annual Report on Form 10-K eighteen former employees of StarOne (a subsidiary of Celevoke) commenced a legal action for non-payment of wages.  Although the legal proceedings commenced in Brazil, Celevoke was named as a defendant. There were no material developments with respect to this case during the quarter ended June 30, 2009.

Item 1A. Risk Factors

There have been no material changes to the information included as risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities

On May 12, 2009 we issued two accredited investors 500,000 shares of common stock to retire debt obligations.  Although the Company did not receive cash consideration for the shares we received relief of $25,000 in indebtedness.   The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On June 9, 2009 we issued an accredited investor 500,000 shares of common stock to retire debt obligations.  Although the Company did not receive cash consideration for the shares we received relief of $25,000 in indebtedness.   The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On June 30, 2009 the Company issued 2,000,000 units at $0.05 per unit for total gross proceeds of $100,000.  Each unit consisted of one share of common stock and one warrant.  Each warrant is exercisable into one additional common share for $0.10 expiring June 14, 2014.  The units were issued to accredited investors and we relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  No commissions or other remuneration were paid in connection with this issuance.

On July 19, 2009 pursuant to 2004 Stock Option and Stock Bonus Plan we granted employees of Celevoke an aggregate of 1,250,000 options to purchase our common stock, all being exercisable at $0.11 per share.  The options were granted in consideration for the recipients’ continuing services to be rendered as employees. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

On July 16, 2009 we granted a consultant of Current Technology an aggregate of 400,000 options to purchase our common stock exercisable at $0.15 per share. The options are subject to vesting. To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

On July 21, 2009 we granted an employee of Current Technology an aggregate of 10,000,000 options to purchase our common stock exercisable at $0.14 per share.  To the extent these option grants constituted “sales” of securities we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the grants because we: (i) did not engage in any public advertising or general solicitation in connection with the grants; (ii) made available to each recipient disclosure regarding all aspects of our business including our reports filed with the SEC and our press releases, and other financial, business, and corporate information; and (iii) believed that for each grant the recipients obtained all information regarding the Company he or she requested (or believed appropriate) and received answers to all questions he or she (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

On July 20, 2009 the Company issued an accredited investor an aggregate of 3,333,332 shares of Company common stock at $0.03 per share.  We relied on the exemptions from registration provided by Section 4(2) and Section 4(6) of the Securities Act of 1933, and Rule 506 promulgated thereunder for this issuance.  No commissions or other remuneration were paid in connection with this issuance.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On August 31, 2009 the Company agreed with Keith Denner, its principal shareholder and creditor, to extend and restructure his credit facility with the Company.  Mr. Denner agreed to extend the maturity of the credit facility from January 19, 2010 to January 22, 2011 and to reduce the interest rate during the extension period to one percent (1%) under the prime interest rate from 10% per annum if the facility is paid prior to its maturity date.  Including his 2009 advances, the principal and accrued interest on the credit facility was $1,642,039 at August 31, 2009, an increase of $322,320 since September 2008.  All other terms of the credit facility, as last amended in September 2008, remain the same.

In connection with the extension, the Company reduced the exercise price on Mr. Denner’s warrants and the conversion price on his convertible debt to $0.08 per share, the closing price on August 31, 2009.  Mr. Denner shall also have the right to convert all or a portion of the credit facility on the same price and terms as any future private placement. He received no cash consideration or additional warrants in connection with the extension.

After taking into consideration the foregoing transactions, Mr. Denner owns 16,219,266 common shares (representing approximately 10.04% of the issued and outstanding shares of the Company) and warrants to purchase an additional 32,748,933 common shares.   In the aggregate, after giving effect to the exercise of Mr. Denner's warrants and the conversion of the Note  (and prior to the exercise or conversion of any options, warrants or other convertible securities of the Company by any other holder thereof), Mr. Denner would beneficially own under applicable securities law 31.04% of the deemed outstanding shares of the Company.  This percentage will be reduced proportionately if other holders exercise their existing options and warrants previously issued by the Company.  All of the foregoing numbers are effective as of August 31, 2009.

The shares and warrants were acquired for investment purposes and Mr. Denner has no present intention to further increase his beneficial ownership of or control or direction over the shares.  Mr. Denner may in the future take such actions in respect of his holdings as he deems appropriate in light of the circumstances then existing, including the purchase of additional shares or other securities of the Company through open market purchases or privately negotiated transactions, or the sale of all or a portion of his holdings in the open market or in privately negotiated transactions to one or more purchasers.

Item 6.  Exhibits

10.13	Lease agreement dated June 19th, 2009.
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 4, 2009

By: /s/ Robert Kramer

Robert Kramer,

Principal Executive Officer

Date: September 4, 2009

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

Dated: September 4, 2009	By	/s/ Robert Kramer
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

Dated: September 4, 2009	By	/s/ George Chen
George Chen, Principal Financial Officer

         EXHIBIT 32.1

CURRENT TECHNOLOGY CORPORATION

Certification pursuant to 18 U.S.C. §1350 of the

Chief Executive Officer and Chief Financial Officer

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Current Technology Corporation (the “Company”) for the quarter ended June 30, 2009, each of the undersigned Robert Kramer, the Chief Executive Officer of the Company, and George Chen, the Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 4, 2009

/s/ Robert Kramer

___________________________

Robert Kramer, Chief Executive Officer

September 4, 2009

/s/ George Chen

______________________________

George Chen, Chief Financial Officer