Form 10-Q
period 2009-09-30
CURRENT TECHNOLOGY CORP
filed 2009-11-23
CIK 883907

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________

Commission File Number: 000-19846

Current Technology Corporation

(Exact name of registrant as specified in its charter)

Canada	__N/A_____
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

850 West Hastings Street, Suite 302

Vancouver, B.C., Canada V6C 1E1

(Address of principal executive offices, including zip code)

Registrant’s telephone number: (604) 684-2727

800 West Pender Street, Suite 1430

Vancouver, B.C., Canada V6C 2V6

(Former Address)

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

Yes ☐ No ☑

As of November 20, 2009, there were 166,059,617  shares of the Registrant’s no par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding.

CURRENT TECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009                   3

Consolidated Statements of Operations for the three and nine month period ended

September 30, 2009 and September 30, 2008

  4

Consolidated Statements of Cash Flow for the nine month period ended

September 30, 2009 and September 30, 2008

      5

Condensed Notes to Consolidated Financial Statements

   6

[The balance of this page has been intentionally left blank.]

CURRENT TECHNOLOGY CORPORATION

(Incorporated under the Canada Business Corporations Act)

Interim Consolidated Balance Sheet

September 30, 2009 and December 31, 2008

(United States Dollars)

Assets	September 30, 2009 Unaudited	December 31, 2008
Current:
Cash and cash equivalents	$18,687	$42,949
Accounts receivable	2,750	61,500
Due from related parties (Note 13)	-	100,000
Inventories	1,022	492,644
Prepaid expenses	23,158	17,973
Total Current Assets	45,617	765,066

Equipment, Furniture, & Leased Assets (Note 7)	-	484,104
Less accumulated depreciation	-	138,290
Total Equipment, Furniture & Leased Assets	-	345,814

Total Assets	$45,617	$1,060,880
Liabilities and Stockholders’ Deficiency
Current:
Accounts payable	$555,639	$606,186
Due to related parties (Note 13)	1,012,193	230,479
Stock based debt settlement	-	270,000
Accrued liabilities	176,089	154,907
Subscription liability (Note 9)	124,500	272,500
Total current liabilities	1,868,421	1,534,072

Liabilities from discontinued operations (Note 6)	657,417	657,417
Convertible promissory note (Note 8)	1,655,085	1,428,365
Total liabilities	4,180,923	3,619,854

Stockholders’ Deficiency:
Common shares without par value (Note 9)	32,415,628	30,835,668
Additional paid-in capital (Note 10)	8,362,545	4,391,752
Accumulated deficit	(44,600,124)	(37,473,039)
Accumulated other comprehensive loss	(313,355)	(313,355)
Total stockholders’ deficiency	(4,135,306)	(2,558,974)
Total Liabilities and Stockholders’ Deficiency	$45,617	$1,060,880
Going Concern (Note 3)
Commitments (Note 16)
Subsequent Events (Note 17)

Approved by Directors: __ “Robert Kramer” “George Chen”

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Operations and Deficit

For the nine months ended September 30

(Unaudited)

 (United States Dollars)

	Three months ended September 30,	Nine months ended September 30,	Three months ended September 30,	Nine months ended September 30
	2009	2009	2008	2008
Revenue	22,535	$142,946	$ 258,946	$ 613,674
Cost of sales	958	27,156	233,061	561,704
	21,576	115,790	25,885	51,970

Selling, General and Administrative Costs and Expenses
General & Administrative	166,727	379,328	959,083	1,337,437
Salaries & wages	1,005,960	5,127,221	806,381	1,697,469
Legal, auditing and filing fees	116,583	197,761	219,231	433,335
Amortization and deprecation	-	61,284	191,929	228,203
Consulting	50,023	485,507	168,310	387,868
Corporate communications	112,459	267,373	40,873	157,298
Business development	-	-	11,642	500,250
Assets write down	575,616	575,616	-	-
Interest on convertible promissory note	39,226	113,863	28,654	85,241
Foreign exchange (Recovery)	14,896	34,922	180,366	181,969
Total Selling, General and Administrative Costs and Expenses	2,081,490	7,242,875	2,606,469	5,009,070

Income (Loss) from operations before income taxes, minority interests and equity in net loss (income) from associated companies	$(2,059,914)	$(7,127,085)	(2,580,584)	(4,957,100)
Income taxes	-	-	-	-
Minority interest	-	-	751,124	1,181,589
Loss (income) from associated companies	-	-	-	959,242
Net loss	$(2,059,914)	$(7,127,085)	(1,829,460)	(3,339,449)
Deficit, beginning	(42,540,210)	(37,473,039)	(30,335,404)	(28,825,415)
Deficit, ending,	$(44,600,124)	$(44,600,124)	$(32,164,864)	$(32,164,864)

Basic and fully diluted net loss per share	$(0.01)	$(0.05)	$ (0.01)	$ (0.03)
Weighted average shares outstanding	162,159,617	156,616,281	134,594,586	129,099,462

The per share effect in the change in accounting policy	$(0.01)	$(0.05)	$(0.01)	$(0.03)

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Interim Consolidated Statement of Cash Flows

For the period ended September 30

(Unaudited)

 (United States Dollars)

	Nine months ended September 30,	Nine months ended September 30,
	2009	2008
Operating Activities:
Net Loss	$(7,127,085)	$(3,339,449)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Amortization and Depreciation	61,284	228,203
Bad debt expense	-	10,250
Additional paid in capital	3,988,152	1,187,780
Shares issued for services provided	413,600	103,750
Interest on promissory note	113,863	85,241
Write down of fixed assets	284,530	-
Minority interest	-	(1,181,589)
Loss before acquisition	-	(697,652)
Equity from associated companies	-	261,590
Professional fees accrued	-	12,000
Expense recovery	-	(21,611)
Exchange adjustment	-	(7,948)
Changes in operating assets and liabilities-
(Increase) Decrease in accounts receivable	58,750	(157,467)
(Increase) Decrease in inventory	289,222	(203,538)
(Increase) Decrease in prepaid expenses	(5,185)	24,535
(Increase) Decrease in due to related parties	100,000	-
(Increase) Decrease in subscription receivable	-	49,412
Increase (Decrease) in accounts payable	185,339	(80,872)
Increase (Decrease) in related parties payable	769,400	-
Net cash used in operating activities	(868,120)	(3,727,365)
Cash flows from investing activities
Fixed assets purchase	-	(265,750)
Net cash used in investing activities	-	(265,750)
Cash flows from financing activities:
Issuance of new shares	879,001	4,203,731
Convertible promissory note	112,857	37,500
Subscription advances	(148,000)	100,000
Net cash provided by financing activities	843,858	4,341,231
Net Increase in Cash and Cash Equivalents	(24,262)	348,116
Cash and Cash Equivalents, beginning	42,949	33,498
Cash and Cash Equivalents, ending	$18,687	$381,614

See accompanying notes -

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

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

The acquisitions described in Note 6 below significantly affects the comparability of the financial information for the three month period then ended.

2.

Nature of Operations:

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke, Inc. (“Celevoke”).  On May 23, 2008, the Company completed the purchase of 102 shares of Celevoke common stock for an aggregate purchase price of $2.5 million. During the remainder of the year ended December 31, 2008, the Company purchased an additional 55 common shares of Celevoke for a total price of $1,750,000, and during the quarter ended March 31, 2009, the Company purchased an additional 6 common shares of Celevoke for a price of $200,000.  The Company has a 62% interest in Celevoke as at September 30, 2009.

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

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

3.

Going Concern:

These unaudited consolidated financial statements have been prepared on the going concern assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

A net loss of $7,127,085 was incurred during the nine months ended September 30, 2009 (2008: $3,339,449).  Recurring losses have been reported since inception, which have resulted in an accumulated deficit of $44,600,124 (2008: $32,164,864). The Company may attempt to obtain additional debt or equity financing but there can be no assurance that such capital will be available in sufficient amounts or on acceptable terms and there is no certainty that these discussions will be concluded successfully.

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

4.

Accounting changes:

a)

Change in Functional Currency

Effective January 1, 2008, the Company changed its functional currency to the U.S. dollar from the Canadian dollar. With the acquisition of the majority interest in Celevoke (Note 7), the Company’s primary economic environment changed from Canada to United States.  This has resulted in significant changes in economic facts and circumstances that clearly indicate that the functional currency has changed.  The Company accounted for the change in functional currency prospectively.

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

For the nine months ended September 30, 2009 and 2008

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

For the nine months ended September 30, 2009 and 2008

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

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

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

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

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

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

6.

Acquisitions:

Celevoke Inc

On January 31, 2008, the Company entered into a securities purchase agreement with Celevoke.  Under the agreement the Company purchased 102 shares of Celevoke common stock for an aggregate purchase price of $2,500,000.  The 102 shares were purchased in four installments of 20 shares and a fifth installment of 22 shares.

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

The Company also recorded a net liability of $657,417 on its balance sheet and loss of $165,732 as a result of treating the subsidiary as discontinued operation at year end December 31, 2008

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

7.

Equipment, Furniture and Leased Assets:

	Cost	Accumulated Amortization	Write down	2009 Net	2008 Net
Leased assets	$ 212,500	$106,250	$ 106,250	$ -	$ 127,500
Furniture and fixtures	10,900	4,709	6,191	-	8,008
Equipment	243,255	71,117	172,138	-	202,201
Leasehold improvement	19,203	17,498	1,705	-	8,105
	$485,858	$199,574	$ 286,284	$ -	$ 345,814

8.

Convertible Promissory Note:

On September 29, 2008, the Company extended the maturity date of a previously issued convertible promissory note held by Mr. Keith Denner from January 16, 2009 to January 19, 2010.  The extension of the maturity date has been accounted for as a modification to the original convertible promissory note.

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

On September 1, 2009 the Company announced that it has agreed with Mr. Denner, to again extend and restructure his credit facility with the Company.  Mr. Denner agreed to extend the maturity of the credit facility from January 19, 2010 to January 22, 2011 and to reduce the interest rate during the extension period to one percent (1%) under the prime interest rate from 10% per annum if the facility is paid prior to its maturity date.  Including his 2009 advances, the principal and accrued interest on the credit facility was $1,642,039 at August 31, 2009, an increase of $322,320 since September 2008.  All other terms of the credit facility, as amended in September 2008 and described above, remain the same.

In connection with the September 1, 2009 extension, the Company reduced the exercise price on Mr. Denner’s warrants and the conversion price on his convertible debt to $0.08 per share, the closing price on August 31, 2009.  Mr. Denner shall also have the right to convert all or a portion of the credit facility on the same price and terms as any future private placement. He received no cash consideration or additional warrants in connection with the extension.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

8.

Convertible Promissory Note (continued):

The note is secured by a security agreement under which the Company agreed to grant Mr. Denner a security interest over all the Company’s property and assets, including all intellectual property.

	At September 30, 2009	At December 31, 2008
Interest payable	$113,862	$33,646
Convertible promissory note	1,541,223	1,394,719
	$1,655,085	$1,428,365

Volatility factor of the market	87.30%
Price of the Company shares	$0.04- $0.32
Dividend yield	0%
Weighted average expiry date of options	5 years
Risk free interest rate	3.00%

9.   Share Capital:

a)

Authorized –

Unlimited Common shares without par value

Unlimited Class “A” Preference shares without par value

b)

Issued and fully paid –

	September 30, 2009		December 31, 2008
	Number of		Number of
	Shares	Amount	Shares	Amount
Balance, beginning	141,911,253	$30,835,667	103,892,023	$25,787,959
Common Shares Issued -
- For cash	7,361,903	484,000	34,975,000	4,695,000
- For settlement of services provided	7,340,000	683,600	875,000	103,750
- Exercise of options	-	-	-	-
- Exercise of warrants	6,906,461	412,361	2,169,230	248,958
Balance, ending	163,519,617	$32,415,628	141,911,253	$30,835,667

Options, warrants and convertible debt will have an anti-dilutive effect on loss per share

c)

Subscription Liability -

The Company received $124,500 for the private placement in which the underlying units had not been issued as of September 30, 2009.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

10.  Additional Paid-In Capital:

The Company accounts for its stock-based compensation under the fair value based method using the Black-Scholes Option Pricing Model.  $3,988,152 of compensation expense relating to vested stock options has been charged to the additional paid-in capital account.  Options granted during the period were valued using the following assumptions:

Volatility factor of the market	54.58% to 87.27%
Price of the Company shares	$0.04- $0.32
Dividend yield	0%
Weighted average expiry date of options	5 years
Risk free interest rate	3.00%-3.44%

11.

Stock Options:

From time to time, the Company grants incentive stock options to directors, officers, employees and promoters of the Company.  On September 2, 2004, the Company adopted the 2004 Stock Option and Stock Bonus Plan. Options outstanding on September 30, 2009 are as follows:

Expiry Date			Number of Shares	Option Price

December	22,	2009	175,000	$0.25
December	23,	2009 *	100,000	$0.25
January	2	2011	375,000	$0.31
August	22	2011 *	200,000	$0.19
August	29	2012	1,000,000	$0.08
September	16	2012	7,495,000	$0.09
January	7	2013	5,000,000	$0.15
January	10	2013 **	50,000,000	$0.14
February	21	2013	1,050,000	$0.20
February	24	2013 *	466,667	$0.21
July	3	2013 *	100,000	$0.23
July	3	2013 *	100,000	$0.23
August	15	2013	600,000	$0.32
December	30	2013 *	250,000	$0.30
July	16	2014	400,000	$0.15
July	19	2014 *	1,250,000	$0.11
July	21	2014	10,000,000	$0.14
			78,561,667

*

2004 Stock Option and Stock Bonus Plan

**

2004 Stock Option and Stock Bonus Plan

12.5 million vested on January 31, 2008, remainder vested on June 30, 2009.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

11.

Stock Options (continued):

The following table summarizes information about stock options to purchase common shares outstanding and exercisable at September 30, 2009:

		As at September 30, 2009 Weighted		As at December 31, 2008 Weighted
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	69,145,000	$0.15	9,545,000	$0.12
- Granted	11,650,000	0.14	60,200,000	0.15
- Cancelled	(2,233,333)	0.25	(600,000)	0.21
Outstanding, ending	78,561,667	$0.14	69,145,000	$0.15
Exercisable, ending	78,061,667	$0.14	28,628,299	$0.15

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

	Weighted Number	Average		Weighted Number
	Outstanding at	Remaining		Outstanding
Exercise Price	2009	Contractual Life		2008
$0.08	1,000,000	2.92	years	1,000,000
$0.09	7,495,000	2.96	years	7,495,000
$0.11	1,250,000	4.80	years	-
$0.14	50,000,000	6.00	years	12,500,000
$0.14	10,000,000	4.81	years	-
$0.15	5,000,000	3.27	years	5,000,000
$0.15	400,000	4.79	years	-
$0.19	200,000	1.89	years	200,000
$0.20	1,050,000	3.40	years	1,050,000
$0.21	466,667	3.41	years	166,130
$0.23	450,000	3.76	years	267,169
$0.25	275,000	0.23	years	275,000
$0.30	-	0.00	years	200,000
$0.31	375,000	1.26	years	375,000
$0.32	100,000	3.87	years	100,000
	78,061,667			28,628,299

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

12.  Warrants:

The following table summarizes information about warrants outstanding on September 30, 2009:

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

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

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

The following table summarizes information about warrants to purchase common shares outstanding and exercisable at September 30:

		As at September 30, 2009		As at December 31, 2008
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	106,767,629	$0.14	68,248,629	$0.14
Issued	4,028,571	$0.18	40,175,000	$0.18
Exercised	(7,075,000)	$0.06	(1,656,000)	$0.13
Expired	(1,317,696)	$0.20	-	-
Outstanding, ending	102,403,504	$0.12	106,767,629	$0.14
Exercisable, ending	96,403,504	$0.12	100,017,629	$0.14

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

13.

Related Party Transactions:

Transactions during the nine months ended September 30,	2009	2008
Salaries and consulting fees accrued or paid to directors and companies controlled by directors of the Company.	$179,868	$239,048
These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by related parties.
Balance at September 30,	2009	2008
Salaries, consulting fees and other payable to directors and companies controlled by directors of the Company	$122,479	$ -
Other payables to directors and companies controlled by directors of the Company’s subsidiary.	$419,954	$ -

Convertible promissory note owing to a holder of more than 10% of the Company’s outstanding common shares. (Refer to note 9 for terms and conditions relating to the convertible promissory note)	$1,655,085	$1,320,081

During the quarter ended September 30, 2009, the Company wrote down $100,000 which was due from LunarEYE, Inc a company controlled by a director of the Company’s subsidiary, Celevoke.

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

15.

Segmented Information:

The major operations relate to the sales of GPS Telematics devices and services as well as sales and royalties charged on trichogenesis machines.

	Nine months ended September 30,
	2009	2008
Revenues from external customers
GPS Division	$ 36,378	$469,032
Trichogenesis Division	106,598	144,642

Consolidated	$ 142,946	$613,674

Income (loss) before taxes, minority interests and equity net loss from associated companies
GPS Division	$(5,256,294)	$(1,064,972)
Trichogenesis Division	(1,870,791)	(2,274,477)

Consolidated	$(7,127,085)	$(3,339,449)

Total Assets
GPS Division	$2,340	$1,640,214
Trichogenesis Division	43,277	3,151,236

Consolidated	$45,617	$4,791,450

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

16.

Commitments:

An agreement was entered into to lease office space from May 1, 2005 to April 30, 2011.  That office space has been sub-leased effective October 1, 2009.  An agreement entered into to lease office space from September 1, 2009 to August 31, 2012.  The future minimum lease payments for these commitments are as follows:

2009	$11,284
2010	48,061
2011	26,113
2012	9,605
$95,063

Lease agreements were entered into with respect to automotive and office equipment. The future minimum lease payments for these commitments are as follows:

2009	$4,502
2010	9,449
2011	5,766
2012	3,118
2013	1,819
$24,654

17.

Subsequent Events:

Subsequent to September 30, 2009, the Company issued the following:

On October 9, 2009, the Company issued 2,540,000 units at $0.05 per unit for total gross proceeds of $127,000.  Each unit consists of one common share and one warrant.  One warrant is exercisable into an additional common share for $0.10 expiring October 10, 2014.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

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

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

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

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

18.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

Reconciliation of Net Loss -

The application of Canadian GAAP would have the following effects on the net income as reported:

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Loss for the period - US GAAP	$(7,127,085)	$(3,339,449)
Adjustment for accretion interest – equity component of convertible debt	(404,091)	(58,529)
Adjustment for accretion interest – fair valuation of warrants	(65,030)	584,872

Loss for the period - Canadian GAAP	$(7,596,206)	$(2,813,106)

Net Loss per Share -

The net loss per share computed under US GAAP is different from the net loss per share computed under Canadian GAAP due to differences noted in the accounting for convertible debt.  The adjusted basis loss per share under Canadian GAAP is as follows:

	September 30, 2009	September 30, 2008
Weighted Average Number of Shares Outstanding	156,616,281	129,099,462
US GAAP and Canadian GAAP

Loss for the period - Canadian GAAP	$(7,596,206)	$(2,813,106)
Basic loss per share under Canadian GAAP	(0.05)	(0.02)

The application of Canadian GAAP would have the following effects on the consolidated balance sheet items as reported under US GAAP:

	September 30, 2009	December 31,2008
Liabilities - US GAAP	$4,180,923	$3,619,854
Adjustment for unamortized portion of equity component of convertible
promissory note	(44,466)	(68,614)
Adjustment for unamortized portion of the fair valuation of warrants	(215,782)	(619,872)

Liabilities - Canadian GAAP	$3,920,675	$2,931,368

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

18.

Differences between Canadian and United States Generally Accepted Accounting Principles: (Continued)

	September 30, 2009	December 31, 2008
Shareholders’ Equity (Deficiency)- US GAAP	$(4,123,471)	$(2,558,974)
Effect of equity component of convertible promissory note	533,647	492,439
Cumulative effect of prior year adjustments to net loss	(736.643)	(463,849)
Cumulative effect of current year adjustments to net loss	(469,122)	(272,794)
Effect of fair valuation of warrants	1,193,600	1,193,600

Shareholders’equity / (deficiency) - Canadian GAAP	$(3,601,989)	$(1,609,578)

19. Recent accounting pronouncements

(i)   Business Combinations

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. We have adopted SFAS 141R on January 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “No controlling Interests in Consolidated  Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the no controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal periods beginning after December 15, 2008.  We have adopted SFAS 160 on January 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

19.

Recent Accounting Pronouncements: (Continued)

(ii)  SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company has adopted SFAS 161 on January 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

(iii)  SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of  non-governmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.

(iv)  SFAS 163

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim  liability prior to an event  of  default  (insured  event) when there is evidence that credit deterioration  has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee  insurance contracts,  including the  recognition and measurement to be used to account for premium  revenue  and claim  liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  We adopted SFAS 160 on January 1, 2009. Adoption of this standard did not have a material impact on its financial condition or results of operation.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

19.

Recent Accounting Pronouncements: (Continued)

(v) SFAS 165

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. We will adopt SFAS 160 on January 1, 2010. The Company has determined that the adoption of SFAS 165 will have no impact on the Company's results of operations, financial position or cash flows.

(vi) SFAS 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. We will adopt SFAS 166 on January 1, 2010. The Company has determined that the adoption of SFAS No. 166 will have no impact on its consolidated financial statements.

(vii) SFAS 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS No. 167 becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect SFAS No. 167 to have a material impact on its financial statements.

(viii) SFAS 168

In July 2009, the FASB issued SFAS No. 168, "FASB Accounting Standards Codification" ("SFAS 168"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company's results of operations, financial position or cash flows.

CURRENT TECHNOLOGY CORPORATION

Notes to Interim Consolidated Financial Statements

For the nine months ended September 30, 2009 and 2008

Unaudited- (United States Dollars)

19.

Recent Accounting Pronouncements: (Continued)

(ix) APB 141

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of FSP 14-1 are not addressed by the existing APB 14. FSP 14-1 would require that the liability and equity components of convertible debt instruments within the scope of FSP 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Plan of Operation

Telematics Technology

On January 31, 2008, Current Technology Corporation (the “Company” or “we”) entered into a securities purchase agreement with Celevoke, Inc (“Celevoke”).  Under the agreement we were obligated to purchase 102 shares of Celevoke common stock in five installments for an aggregate purchase price of $2.5 million.  We completed the acquisition on May 23, 2008 by making the final installment payment.  Through the end of our 2008 fiscal year, and subsequently, we purchased additional shares of Celevoke and now own 62% of the outstanding shares of Celevoke for a total investment of $4,450,000.  In addition, during fiscal 2009 the Company advanced $267,659 to Celevoke by way of an unsecured loan.

Celevoke is a developer and distributor of proprietary global positioning system (“GPS”) based Telematics products.  The technology utilizes the integrated use of telecommunications and informatics to enable users to remotely monitor, track, control and protect a wide variety of asset classes such as, automobiles, and other motorized vehicles, shipping containers, covert vehicles used for law enforcement, and even people.  This technology is referred to as “Telematics.”  On December 31, 2006, LunarEye, Inc. (“LunarEYE”) granted Celevoke a Patent License Agreement to manufacture, market and sell Telematics products using LunarEYE's proprietary technology.  Celevoke co-founder Chuck Allen is the CEO and majority owner of LunarEYE.

The on-going economic crisis has had a devastating effect on the automotive and transportation sectors, with a resulting negative impact on the Telematics space. As a relatively new company with high development expenses and no history of meaningful revenue, Celevoke has faced numerous challenges. Due to Celevoke’s lack of liquidity and the Company’s difficulty in continuing to fund ongoing operations at historical levels in the face of the credit crisis, the Company and Celevoke were forced to make a number of difficult decisions during the first quarter of 2009 and thereafter. On March 20, 2009 Celevoke indefinitely suspended the operations of its Brazilian subsidiary, Star One Telematica S.A., because of a lack of funding.   As such, the Company through Celevoke is not currently promoting its products or services in Brazil.  Further, in April 2009 Celevoke initiated material layoffs of both management and sales personnel to reduce overhead.  As a result of the foregoing we are not currently proceeding with our original business plan with respect to Celevoke.  Sales and marketing efforts have been reduced consistent with the aforementioned staff reductions. Limited resources have been focused on new product development, continued upgrading of the network operating center and enhancement of the Celevoke’s website. These activities have been directed by, and in many instances personally funded by, Chuck Allen.

During this period (being the quarter ended March 31, 2009 and thereafter), the Company and Celevoke CEO Chuck Allen reached a broad verbal agreement to compensate Chuck Allen for providing a loan facility to Celevoke. Although all particulars have not been finalized, subject to Chuck Allen’s ongoing cooperation, the Company agreed to the immediate vesting of all options granted to Chuck Allen, Brian Allen and Mark Beausoleil (the minority Celevoke shareholders) and all remaining Celevoke employees and consultants who have continued to perform valuable services during this difficult period of Celevoke’s development. In addition, funds advanced to Celevoke by Chuck Allen or the Company (only with respect to funds advanced by the Company to Celevoke as a loan) will be paid interest at the rate of 10% per annum.

Although no formal written notice has been received, Chuck Allen has verbally advised the Company that LunarEYE is terminating for cause (insolvency) the Patent License Agreement granted by LunarEYE to Celevoke on December 31, 2006.  Although there are no termination penalties incurred as a result of the termination, the effect of the termination is that the Company’s 62% owned subsidiary Celevoke will no longer be able to manufacture, market or sell GPS-based asset tracking systems using LunarEYE’s proprietary technology.  Further, Chuck Allen has indicated he intends to consider all alternatives for Celevoke including, but not limited to, bankruptcy.  Finally, Chuck Allen has indicated he has advised the Secretary of the State of Texas he will no longer serve as Celevoke’s Registered Agent, CEO or Director.

The Company has been working with various third parties in an effort to find a solution to Celevoke’s financial issues.  To date these efforts have been unsuccessful.  There is no certainty that these efforts, if continued, will be concluded successfully.

TrichoGenesis Platform Products

Prior to our investment in Celevoke, our operations focused on hair restoration and re-growth related products.  We have developed an electrotherapeutic medical device designed to stimulate hair regrowth (“ElectroTrichoGenesis” or “ETG”) and a cosmetic unit designed to improve the appearance of thinning hair (“CosmeticTrichoGenesis” or “CTG”).  ETG and CTG are marketed as TrichoGenesis platform products.  We own patents to the technology, methodology and design of these products.  ETG Treatment, the regrowth of hair by means of electrical stimulation, is believed to promote the “healing” of hair follicles that are dormant, but not dead. Research has been conducted to expand the indications for ETG. The CTG Mark 5 is a product for improving the appearance of thinning hair.  Using the TrichoGenesis technology platform, this product was developed specifically for the United States marketplace.

The Company has entered into an exclusive distribution agreement with Hair Envy, LLC, an entity based in the United States, for the placement on a revenue sharing basis of its TrichoGenesis platform products in the United States, Canada, South America (excluding Brazil), Europe and Russia. The Company is working in concert with its United States based distributor to attempt to lower the cost of ETG devices and CTG units by having non-proprietary components of the chair and hood manufactured in China.   In June 2008 the Company inspected and approved the final prototype which was manufactured in China.  The last step prior to commencement of ongoing manufacturing in China was a factory inspection to be conducted by Canadian Standards Association International as part of its certification process.  The inspection was completed during October, 2008, and certificates confirming the approval were received during November, 2008. The Company awaits the decision of Hair Envy as to if and/or when orders for its TrichGenesis products will be placed.

 We will continue to market our TrichoGenesis products although we do not believe it is likely these products will generate significant revenues for the Company during the balance of fiscal 2009.

Nanotechnology Medical Products

On October 27, 2009 the National Aeronautics and Space Administration ("NASA") and MSGI Security Solutions, Inc. (OTCBB:MSGI) ("MSGI") announced under the terms of two Space Act Agreements a partnership to advance solar cell technology and develop nano-chemical sensors. The solar cells will use semiconductor materials instead of silicon crystals and prepare them in a nanostructured form for greater efficiency. NASA and MSGI also will use nanotechnology and carbon-based chemical sensing to detect gas and organic vapors found in human breath. MSGI had previously formed Nanobeak, Inc., a California based nanotechnology company that develops carbon nanotube-based chemical sensing devices. It will soon launch the first prototype, derived from NASA technology, which is a handheld sensor that can detect diabetes. The device will measure specific signatures for diabetes by simply breathing into a personal handheld device. This will help eliminate expensive laboratory tests and inconvenient trips to laboratory facilities.

The Company has recently commenced formal negotiations with MSGI, with the objective of formalizing a business relationship to foster the worldwide commercialization of the handheld diabetes sensing devices, and potentially other chemical sensing devices which are medically related. MSGI recognized the fact that the Company has 20 years of experience in the medical field and wishes to expand upon its near term commercialization efforts. However, this business opportunity will require that we have, or be able to obtain, the financial resources to pursue the opportunity. There can be no assurance that we will be able to obtain sufficient funding to pursue the opportunity. Furthermore, there can be no assurance that even if we successfully pursue the opportunity that it will ultimately be successful or profitable.

Results of Operation

On May 23, 2008 we became the majority holder of the voting equity of Celevoke.  On that day the Company began consolidating Celevoke’s financial results in the Company’s interim consolidated financial statements.  Accordingly, the financial statements included with this quarterly report for the nine month period ending September 30, 2009 are presented on a consolidated basis with Celevoke.  Prior to the filing of our quarterly report for the quarter ended June 30, 2008 our financial statements were not presented on a consolidated basis with Celevoke.   As such, the information presented in our financial statements included with this quarterly report may not provide a meaningful comparison when compared against the financial statements for nine month period ending September 30, 2008.

Revenue for the nine months ended September 30, 2009 was $142,946 as compared to $613,674 for the comparable period in 2008.  Approximately $106,598 of this revenue was generated through our TrichoGenesis division.  Our revenues were significantly lower in the three and nine month periods ended September 30, 2009 when compared to the comparable 2008 periods. Our revenues have decreased substantially over the most recent quarters.  For example, in the quarter ended September 30, 2008 we recognized revenues of $258,946, approximately 75% of which were generated through the sale and distribution of Celevoke’s GPS based technology, and in the quarter ended June 30, 2008 our revenues were $224,931.  However, as described above due to the general weak global economic and market conditions, lack of sales, and a lack of funding, Celevoke has had to significantly reduce and refocus its operations.  Further, as a result of these ongoing circumstances and LunarEYE’s termination of the Patent License Agreement, Celevoke has as of the date of this report effectively ceased operations.

For the nine months ended September 30, 2009, the Company experienced a net loss of $7,127,085 or $(0.05) per share, compared to a net loss of $(3,339,449) or $(0.02) per share during the comparable period in the previous year.  For the quarter ended September 30, 2009, the Company experienced a loss of $(2,059,914) as compared to $(1,829,460) for the comparable quarter in fiscal 2008. The significant increases in our loss for the nine month period ending September 30, 2009 was a result of our increased costs on a consolidated basis.  During the nine months ended September 30, 2009 we incurred significantly higher expenses on a consolidated basis than we did during the comparable period in 2008. For example, during the nine months ended September 30, 2009 we incurred a total of $5,127,221 of salaries and wages as compared to $1,697,469 during the comparable period in 2008.  Salaries and wages included $3,988,152 of stock based compensation as compared to $1,552,080 in 2008.  During the nine months ended September 30, 2009, we incurred $485,507 in consulting expenses and costs as compared to $387,868 in the 2008 period.  Approximately $200,000 of these consulting expenses in the 2009 period were incurred for investor relations consulting services.  Corporate communications increased from $267,373 for the nine months ended September 30, 2009 as compared to $157,298 in the 2008 period, and $575,616 of assets were written down in the third quarter of 2009. Other standard business expenses decreased in the period ended September 30, 2009 as compared to the comparable period in 2008 such as our general and administrative expenses ($379,328 in the 2009 period versus $1,337,437 in the 2008 period), legal, audit and filing fees ($197,761  in the 2009 period versus $433,335 in the 2008 period) and business development (nil in 2009 versus $500,250 in 2008).  In the near future although we expect to continue to incur significant losses we expect these losses to decrease from their current levels as a result of Celevoke’s significantly reduced operations and business activities.

Liquidity and Capital Resources

Since inception the Company has primarily financed its operations through the sale of equity and debt securities.  We have generated limited amounts of revenues from sales of our TrichoGenesis products. Starting in the quarter ended June 30, 2008 we began recognizing revenues generated through Celevoke. Primarily as a result of the significantly decreased business activities conducted by Celevoke during fiscal 2009, the Company’s revenues for the three and nine month periods ended September 30, 2009 decreased significantly as compared to the comparable periods in fiscal 2008.  As a result of Celevoke effectively ceasing operations we expect that the Company’s revenues on a consolidated basis for the fourth quarter of fiscal 2009 will significantly decrease when compared to the fourth quarter of fiscal 2008.

As of September 30, 2009 we had working capital deficit of $1,822,804 as compared to a working capital deficit of $769,006 at December 31, 2008. The increase in working capital deficiency was primary a result of the writedown of Celevoke’s inventory and an amount due from LunarEYE and an increase in amounts due to related parties ($999,879 on September 30, 2009 versus $230,479 in 2008).  This was partially offset by nil stock based settlement in 2009 as compared to $270,000 in 2008.  In general our other liabilities generally increased while our assets generally decreased during the period.  All of Celevoke’s equipment, furniture and leased assets were written off as at September 30, 2009.  Our liabilities include amounts due under the terms of a promissory note issued to Keith Denner, our largest shareholder, that are due on or before January 22, 2011 after a restructuring agreed on August 31, 2009.

As of September 30, 2009 we had cash and cash equivalents of $18,687 on a consolidated basis.  This represents a $24,262 decrease from December 31, 2008 and a decrease of $362,927 from our quarter ended September 30, 2008.   This significant decrease is a result of our on-going operating losses, the significant amounts of resources that we expended to try to develop and promote Celevoke’s business operations, and our on-going use of our cash on-hand to fund our business operations.  During the nine months ended September 30, 2009 we raised approximately $896,361 through the sale of our equity securities and exercise of warrants.  Through the end of our fiscal year we expect to continue to experience a net loss from operations and thus will have to continue to expend our existing cash resources to fund our operations and business activities.

Our current resources on-hand are not sufficient to cover our costs through the end of fiscal 2009.  The Company will have to seek additional sources of liquidity in the near future to fund its business operations.  However, there can be no assurance that additional financing will be available on reasonable terms, if at all.  Further, as a result of on-going recent volatility in the capital markets and the depressed market price of our common stock it may be increasingly difficult for us to obtain additional debt or equity financing.  As such, the ability of the Company to continue as a going concern is dependent on the successful conclusion of these discussions and/or negotiations, the receipt of additional financing and/or proceeds on the sale of assets and ultimately its ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.  If these activities are not successful, the Company may have to suspend or cease operations altogether.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009 because of the identification of material weaknesses in our internal control over financial reporting which are identified in Item 9A included with our Annual Report on 10-K for the year ended December 31, 2008, which we view as an integral part of our disclosure controls and procedures. Depending on our financial resources we hope to take appropriate actions to remediate any such material weaknesses identified.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

As previously described in our Annual Report on Form 10-K eighteen former employees of StarOne (a subsidiary of Celevoke) commenced a legal action for non-payment of wages.  Although the legal proceedings commenced in Brazil, Celevoke was named as a defendant. There were no material developments with respect to this case during the quarter ended September 30, 2009. The Company believes certain former Celevoke employees and/or creditors either have, or may, consider pursuing legal action.  If the Company later learns that any creditor or former Celevoke or Star One employee has initiated a legal claim against Celevoke (or the Company) that is not considered to be in the ordinary course of business, the Company will disclose the nature of such claim.

Item 1A. Risk Factors

Except as set forth herein there have been no material changes to the information included as risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our primary business operations through Celevoke are effectively terminated and therefore unlikely to be successful or profitable.

Starting in fiscal 2008 we primarily focused on our business operations through our subsidiary Celevoke and invested, and devoted, a significant amount of funds into its business operations.  During the last two quarters of fiscal 2008 our revenues were generated primarily through Celevoke.  Due to a shortage of financial resources and sales, Celevoke significantly scaled back its business operations early in 2009, and as of the date of this report has effectively ceased business operations.  Moreover, Celevoke was granted a license from LunarEYE that permitted Celevoke to manufacture, market, and sell its GPS-based asset tracking systems using LunarEYE’s proprietary technology.  LunarEYE has orally informed the Company that it has terminated this license.  As a result, we are unable to continue with our original Celevoke business plan, and it is unlikely that Celevoke will resume active business operations.  Celevoke’s ceasing business operations, and the revocation of the license by LunarEYE, will significantly effect our liquidity and results of operations and likely will result in our investment in Celevoke being deemed valueless.

Item 2.  Unregistered Sales of Equity Securities

The following information sets forth information required by Item 7.01 of Regulation S-K with respect to unregistered sales of equity securities that have not been previously reported.

On September 21, 2009 we issued accredited investors 2,040,000 shares of common stock to retire debt obligations.  Although the Company did not receive cash consideration for the shares we received relief of $83,600 in indebtedness.  The shares were issued in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.  No commissions or other remuneration were paid in connection with this issuance.

On October 9, 2009 the Company issued 2,540,000 units at $0.05 per unit for gross proceeds of $127,000. Each unit consisted of one share of common stock and one warrant.  Each warrant is exercisable into one additional common share for $0.10 expiring October 8, 2014.  The units were issued to accredited investors and we relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  No commissions or other remuneration were paid in connection with this issuance.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 21, 2009 we held our annual meeting of shareholders in Vancouver, British Columbia.   Four proposals were submitted to the shareholders for approval as set forth in our proxy statement dated August 13, 2009.   82,521,858 shares were present at the meeting in person or by proxy and constituted a quorum.   At the meeting our shareholders elected the following persons as directors, with the votes being cast as follows:

Name of Director	Shares FOR	Shares WITHHELD
Robert Kramer	81,052,494	61,014
Peter Bell	80,064,525	1,048,983
Anthony Harrison	81,051,994	61,514
George Chen	80,064,275	1,049,233
Douglas Beder	80,063,325	1,050,183

Our shareholders also approved amendments to our 2004 Stock Option and Stock Bonus Plan increasing the shares reserved under that plan to 60 million shares, with the votes being cast as follows:

Shares FOR	Shares AGAINST	ABSTAINED
30,856,481	2,082,935	48,174,092

Our shareholders also approved the appointment of HLB Cinnamon Jang Willoughby & Company, as our independent auditing firm, with the votes being cast as follows:

Shares FOR	Shares AGAINST	Shares WITHHELD
81,054,874	0	58,636

Finally, our shareholders approved the Company’s granting of incentive stock options outside of the Company’s 2004 Stock Option and Stock Bonus Plan, with the votes being cast as follows:

Shares FOR	Shares AGAINST	ABSTAINED
30,854,956	2,084,460	48,174,092

Item 5. Other Information

Although no formal written notice has been received, Chuck Allen has verbally advised the Company that LunarEYE is terminating for cause (insolvency) the Patent License Agreement granted by LunarEYE to Celevoke on December 31, 2006.  Although there are no termination penalties incurred as a result of the termination, the effect of the termination is that the Company’s 62% owned subsidiary Celevoke will no longer be able to manufacture, market or sell GPS-based asset tracking systems using LunarEYE’s proprietary technology.  Further, Mr. Allen has indicated he intends to consider all alternatives for Celevoke including, but not limited to, bankruptcy.  Finally, Mr. Allen has indicated he has advised the Secretary of the State of Texas he will no longer serve as Celevoke’s Registered Agent, CEO or Director.

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

Date: November 20, 2009

By: /s/ Robert Kramer

Robert Kramer,

Principal Executive Officer

Date: November 20, 2009

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

Dated: November 20, 2009	By	/s/ Robert Kramer
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

Dated: November 20, 2009	By	/s/ George Chen
George Chen, Principal Financial Officer

         EXHIBIT 32.1

CURRENT TECHNOLOGY CORPORATION

Certification pursuant to 18 U.S.C. §1350 of the

Chief Executive Officer and Chief Financial Officer

In connection with the Quarterly Report on Form 10-Q (the “Report”) of Current Technology Corporation (the “Company”) for the quarter ended September 30, 2009, each of the undersigned Robert Kramer, the Chief Executive Officer of the Company, and George Chen, the Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 20, 2009

/s/ Robert Kramer

___________________________

Robert Kramer, Chief Executive Officer

November 20, 2009

/s/ George Chen

______________________________

George Chen, Chief Financial Officer